Form 10-Q
period 2025-06-30
McKinley Acquisition Corp
filed 2025-09-23
CIK 2067592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from        to

Commission file number: 001-42799

McKinley Acquisition Corporation
 (Exact name of registrant as specified in its charter)

Cayman Islands	98-1852078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 Second Ave., Suite 605 Needham, MA	02494
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-671-5148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	MKLY	The Nasdaq Stock Market LLC
Rights, one right to receive one-tenth (1/10th) of one Class A ordinary share	MKLYR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary shares	MKLYU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 23, 2025, there were 17,250,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 6,543,103 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2025 (Unaudited) and April 9, 2025	1
	Condensed Statements of Operations for the three months ended June 30, 2025 (Unaudited) and for the period from March 27, 2025 (inception) through June 30, 2025 (Unaudited)	2
	Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit for the three months ended June 30, 2025 (Unaudited) and for the period from March 27, 2025 (inception) through June 30, 2025 (Unaudited)	3
	Condensed Statements of Cash Flows for the period from March 27, 2025 (inception) through June 30, 2025 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors.	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	Mine Safety Disclosures.	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MCKINLEY ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	April 9,
	2025	2025
	(unaudited)
ASSETS
Current asset – prepaid expenses	$70,000	$70,000
Deferred offering costs	59,701	18,372
TOTAL ASSETS	$129,701	$88,372

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accrued offering costs	$25,000	$18,372
Accrued expenses	21,263	4,280
Accounts payable	649	7,506
Promissory note – related party	121,210	45,000
Total Liabilities	168,122	75,158

Commitments and Contingencies (Note 7)
Shareholder’s (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 239,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized; 6,543,103 shares issued and outstanding(1)	654	654
Additional paid-in capital	24,346	24,346
Accumulated deficit	(63,421)	(11,786)
Total Shareholder’s (Deficit) Equity	(38,421)	13,214
TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY	$129,701	$88,372

(1)	Includes an aggregate of up to 853,448 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of these condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

		For the Period From
	For the	March 27, 2025
	Three Months Ended	(Inception) Through
	June 30, 2025	June 30, 2025
Formation, general and administrative expenses	$54,820	$63,421
Net loss	(54,820)	(63,421)

Weighted average shares outstanding, basic and diluted(1)	5,689,655	5,689,655
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 853,448 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of these condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH
JUNE 30, 2025

	Class B		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 27, 2025 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(8,601)	(8,601)
Balance as of March 31, 2025 (Unaudited)	—	—	—	(8,601)	(8,601)
Issuance of Class B ordinary shares to Sponsor(1)	6,543,103	654	24,346	—	25,000
Net loss	—	—	—	(54,820)	(54,820)
Balance as of June 30, 2025 (Unaudited)	6,543,103	$654	$24,346	$(63,421)	$(38,421)

(1)	Includes an aggregate of up to 853,448 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of these condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

Cash Flows from Operating Activities:
Net loss	$(63,421)
Changes in operating assets and liabilities:
Prepaid expenses	(70,000)
Accounts payable	649
Accrued expenses	21,263
Net cash used in operating activities	(111,509)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from promissory note – related party	121,210
Payment of offering costs	(34,701)
Net cash provided by financing activities	111,509

Net change in cash	—
Cash – beginning of period	—
Cash – end of period	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering included in accrued offering costs	$25,000

The accompanying notes are an integral part of these condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

Note 1 — Organization and Business Operations

McKinley Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on March 27, 2025. The Company was incorporated for the purpose of effecting merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company’s sponsor is McKinley Partners LLC (the “Sponsor”).

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from March 27, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2025. On August 13, 2025, the Company consummated the Initial Public Offering of 15,000,000 units at $10.00 per unit (the “Public Units”) , generating proceeds of $150,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters, at a price of $10.00 per unit, or $4,650,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering (Note 4). Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the balance sheet as a subscription receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor (see Note 6).

Transaction costs amounted to $7,262,013, consisting of $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting fee, and $1,262,013 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of contingent, deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, $150,000,000 of the proceeds from the Initial Public Offering was deposited into the Trust Account (the “Trust Account”) and is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such later time as the shareholders of the Company may approve by special resolution (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern

As of June 30, 2025, the Company had no cash and a working capital deficit of $98,122. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2025, the Company does not have sufficient liquidity to meet its current obligations which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing an initial Business Combination. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10 percent baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11 to 50 percent, took effect on April 9. On the same day, President Trump announced a 90-day ‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariff on imports from foreign countries could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public and Private Placement Rights will be charged to shareholder’s equity as Public and Private Placement Rights after management’s evaluation will be accounted for under equity treatment. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2025, the Company had deferred offering costs of $59,701.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the initial public offering. On August 15, 2025, Clear Street formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units. The Units were delivered to Clear Street in connection with the closing on August 19, 2025.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and April 9, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 853,448 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at its fair value once determined upon the closing of the Initial Public Offering.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on March 27, 2025, the date of its incorporation.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Note 3 — Initial Public Offering

On August 13, 2025, the Company sold 15,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination. Each ten rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares. As a result, holders must hold rights in multiples of ten in order to receive shares for all of their rights upon closing of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 465,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $4,650,000 in the aggregate in a private placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right. Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the balance sheet as a subscription receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor (see Note 6).

Non-managing Sponsor Investors

Select institutional investors (none of which are affiliated with any member of our management, our sponsor or any other investor), which are referred to as the “non-managing sponsor investors”, have indirectly purchased, through the purchase of non-managing sponsor membership interests, an aggregate of 327,500 of the 420,000 Private Placement Units that were purchased by the Sponsor at a price of $10.00 per unit ($3,275,000 in the aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. The Sponsor issued membership interests at a nominal purchase price ($0.004) to the non-managing sponsor investors, reflecting interests in an aggregate of 2,620,000 founder shares held by the Sponsor as a result of the non-managing sponsor investors purchase of Private Placement Units.

Additionally, the Sponsor issued membership interests to the non-managing sponsor investors reflecting interests in bonus shares, which provide for an additional distribution of founder shares to the sponsor members in the event the variable-weighted average price of Class A ordinary shares is less than $1.25 per share for the 30-trading day period ending on the date that is later than (i) the day that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC (the “Lookback Date”) (the “Bonus Shares”).

The agreement with the non-managing investors was entered into directly with the Sponsor and makes reference to the Private Placement Units and founder shares of the Company. The interests and Private Placement Units associated in the agreement are supported on one-for-one basis with the Company’s underlying Private Placement Units and founder shares. The fact that the Sponsor provided the non-managing members with interests in founder shares and Bonus Shares for their participation in the private placement is a benefit to the Company and falls under SAB Topic 5A. As such, the Company obtained valuations for the founder shares and the non-managing sponsors interests in Bonus Shares as of the date of the Initial Public Offering to account for the charge of such transfer of interests to the non-managing members. As of the close of the Initial Public Offering on August 13, 2025, the fair value of the founder shares was $4.51 per share, or $11,809,000 in the aggregate, and the fair value of the non-managing sponsor interests in Bonus Shares was $51,725. Since the cost of these interest allocations to the non-managing members are considered offering costs, the Company recorded the aggregate fair value of $11,860,725 into equity for the non-managing sponsor transaction at the closing of the Initial Public Offering.

Underwriter Securities Transfer Agreement

An underwriter purchased 25,000 Private Placement Units from the Sponsor at a price of $10.00, or $250,000 in the aggregate, in connection with the private placement that closed simultaneously with the Initial Public Offering. Additionally, pursuant to the transfer agreement entered into between the Sponsor and the underwriter, the underwriter purchased 200,000 Class B ordinary shares from the Sponsor for a purchase price of $0.004 per share, or $800 in the aggregate (the “Transfer Agreement”). The Transfer Agreement additionally provides for the distribution of Bonus Shares.

The Transfer Agreement with the underwriter was entered into directly with the Sponsor. The fact that the Sponsor sold the underwriter founder shares at a discount (“Discount”) and granted interest in Bonus Shares for their participation in the private placement is a benefit to the Company and falls under SAB Topic 5A. As such, the Company obtained valuations for the founder shares and the underwriter’s interests in the Bonus Shares as of the date of the Initial Public Offering to account for the charge of the Discount and their interests in the Bonus Shares. As of the close of the Initial Public Offering on August 13, 2025, the fair value of the founder shares was $4.51 per share, or $902,000 in the aggregate, and the fair value of the underwriter’s interest in the Bonus Shares was $2,606. Since the Discount and interest in Bonus Shares are considered offering costs, the Company recorded the aggregate fair value of $904,606 into equity for the transaction at the closing of the Initial Public Offering.

Note 5 — Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

June 30, 2025
Prepaid expenses	$70,000
Deferred offering costs	59,701
Total Assets	$129,701

	For the Three Months Ended June 30, 2025	For the Period from March 27, 2025 (Inception) through June 30, 2025
Formation, general and administrative expenses	$54,820	$63,421
Net Loss	$(54,820)	$(63,421)

The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

Note 6 — Related Party Transactions

Founder Shares

On April 9, 2025, the Company issued an aggregate of 6,543,103 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 853,448 of the founder shares are subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. The sponsor transferred 200,000 founder shares to Clear Street in connection with the Initial Public Offering, for the amount of $0.004 per share. Clear Street also has the right to receive up to 229,008 Class B ordinary shares if the Lookback Price is less than $1.25. The “Lookback Price” is equal to the volume-weighted average price of the Class A Ordinary Shares (or the securities into which such shares have converted) for a 30-trading day period ending on the Release Date. The “Release Date” is the date that is the later of (i) the date that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC.

These ordinary shares will be deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days from the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The sponsor has agreed to forfeit up to an aggregate of 853,448 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. If the Company increases or decreases the size of the offering, the Company will effect a share capitalization or share surrender, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholders prior to the Initial Public Offering at 20% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 27, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company amended and restated the Note to increase the principal sum to $185,000 (the “A&R Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of June 30, 2025 and April 9, 2025, the Company has borrowed $121,210 and $45,000, respectively, under the A&R Note. In connection with the consummation of the Initial Public Offering and private placement on August 13, 2025, $185,000 of proceeds were used to repay the A&R Note in full, resulting in an overpayment of $30,478 which is recorded on the balance sheet as a related party receivable. Borrowings under the note are no longer available subsequent to the consummation of the Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor to pay an affiliate the Sponsor a total of up to $10,000 per month for office space and administrative and support service. Payments commence on the effective date of the registration statement for the Initial Public Offering until the earlier of the Company’s consummation of an initial Business Combination or its liquidation.

Private Placement Units Note

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 units were purchased by a non-interest bearing, unsecured promissory note that was issued to the Sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which the Company may draw down at any time and from time to time in its sole discretion. At the closing of an initial Business Combination, the Company will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled. The Private Placement Units Note was not yet issued and there are no amounts outstanding as of June 30, 2025.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination. As of June 30, 2025 and April 9, 2025, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, placement units, Working Capital Units and Extension Units that may be issued upon conversion of loans made by our sponsor or one of its affiliates, and their permitted transferees, will have registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A ordinary shares) pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were granted a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the Initial Public Offering. On August 15, 2025, Clear Street formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units at $10.00 per Unit, generating additional proceeds to the Company of $22,500,000. The Units were delivered to Clear Street in connection with the closing on August 19, 2025. The $22,500,000 of proceeds was placed in the Trust Account.

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriter are entitled to a contingent, deferred fee of $0.30 per Unit, or $4,500,000 in the aggregate. The contingent, deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

The Company issued 75,000 ordinary shares to Clear Street and/or its designees (the “Representative Shares”) at the consummation of the Initial Public Offering. The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. Clear Street (and any of its designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of an initial Business Combination. In addition, the Representative Shares were deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, Clear Street agreed (and any of its designees to whom the Representative Shares are issued agreed) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

Note 8 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 239,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On April 9, 2025, the Company issued 6,543,103 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 853,448 shares subject to complete or partial forfeiture if the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Proposed Offering. As of June 30, 2025, there were 6,543,103 Class B ordinary shares issued and outstanding, including up to 853,448 Class B ordinary shares subject to forfeiture if the underwriters’ over-allotment option is not exercised in part or in full.

The Founder Shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

Except as set forth herein, holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving Company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares of Class A ordinary share upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands Law. As a result, holders must hold rights in multiples of eight in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2025, the balance sheet date, up to the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements, other than as disclosed below.

On August 13, 2025, the Company sold 15,000,000 Public Units at a purchase price of $10.00 per Public Unit, generating gross proceeds of $150,000,000. Transaction costs amounted to $7,262,013, consisting of $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting fee, and $1,262,013 of other offering costs.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 Private Placement Units to the Sponsor and the underwriters, at a price of $10.00 per Private Placement Unit, or $4,650,000 in the aggregate

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 Private Placement Units were purchased by a non-interest bearing, unsecured promissory note that was issued to the Sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000. No amounts have been borrowed under the Private Placement Units Note. As such, the Company has recorded a share receivable on the balance sheet as of August 13, 2025, the date the Company consummated the Initial Public Offering, related to the 50,000 Private Placement Units.

On August 15, 2025, Clear Street formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units, generating proceeds of $22,500,000. The Units were delivered to Clear Street in connection with the closing on August 19, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us,” or “we” are to McKinley Acquisition Corporation, a Cayman Islands exempted company; (ii) “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to McKinley Partners LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 27, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or rights.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the financial statements, at June 30, 2025, we had no cash and deferred offering costs of $59,701. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of June 30, 2025, we have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering that closed on August 13, 2025. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account after the Initial Public Offering. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of our Initial Public Offering.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $185,000 in loans from our sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on August 13, 2025, the Company consummated the Initial Public Offering of 15,000,000 units at $10.00 per unit (the “Public Units”), generating proceeds of $150,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters, at a price of $10.00 per unit, or $4,650,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering (Note 4). Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the balance sheet as a subscription receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor (see Note 6).

Transaction costs amounted to $7,262,013, consisting of $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting fee, and $1,262,013 of other offering costs.

A total of $150,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and certain proceeds from the sale of the Private Placement Units was placed into the Trust Account. The proceeds held in the Trust Account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. In the event that the offering expenses are less than our estimate of $750,000, the amount of funds available outside the Trust Account would increase by a corresponding amount.

On August 15, 2025, Clear Street formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units, generating $22,500,000 of additional proceeds. The Units were delivered to Clear Street in connection with the closing on August 19, 2025. The $22,500,000 of proceeds from the underwriters exercise of their over-allotment option were placed into the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding contingent, deferred underwriting commissions). We may withdraw interest for permitted withdrawals, including the payment of income or franchise (but not excise) taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Upon the completion of an initial business combination, three percent (3.0%) of amounts remaining in the Trust Account, after redemption payments and other permitted withdrawals, and excluding amounts related to any non-redemption agreements, forward purchase agreements or similar agreements, shall be paid to the underwriters as contingent, deferred underwriting commissions.

Prior to the completion of our initial business combination, we will have available to us funds that are held outside the Trust Account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use amounts held outside of the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements during that period to include approximately $1,000,000 for legal, accounting and other third party expenses attendant to the search for target businesses and to the due diligence investigation, structuring and negotiation of a business combination, $465,000 for legal and accounting fees related to SEC reporting obligations, $180,000 for infrastructure, technology and administrative expenses, $175,000 for D&O liability insurance premiums and $580,000 for working capital and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use amounts held outside of the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

On April 9, 2025, the sponsor entered into a certain subscription agreement with the company, paying $25,000, or approximately $0.004 per share, in exchange for the issuance of 6,543,103 founder shares to the sponsor. The sponsor transferred 200,000 founder shares to Clear Street in connection with the closing of the Initial Public Offering, for the amount of $0.004 per share prior to the consummation of our Initial Public Offering. Clear Street also has the right to receive up to 229,008 Class B ordinary shares if the Lookback Price is less than $1.25. The “Lookback Price” is equal to the volume-weighted average price of the Class A Ordinary Shares (or the securities into which such shares have converted) for a 30-trading day period ending on the Release Date. The “Release Date” is the date that is the later of (i) the date that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC.

These ordinary shares will be deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days from the date of the commencement of sales in our Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of our Initial Public Offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

The number of founder shares outstanding was determined based on the expectation that the total size of our Initial Public Offering would be a maximum of 17,250,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering.

Our sponsor, McKinley Partners LLC, which we refer to as the “sponsor”, Clear Street, which we refer to as “Clear Street”, and Brookline Capital Markets, a division of Arcadia Securities, LLC, which we refer to as “Brookline”, committed to purchase an aggregate of 465,000 units, in a private placement at $10.00 per unit for a total purchase price of $4,650,000 (which includes $4,150,000 in cash and the Private Placement Units Note). Of those 465,000 Private Placement Units, our sponsor has agreed to purchase 420,000 Private Placement Units, Clear Street agreed to purchase 25,000 Private Placement Units, and Brookline agreed to purchase 20,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions as described below. Of the 420,000 Private Placement Units to be purchased by the sponsor, a total of 50,000 of those units were purchased by a non-interest bearing, unsecured promissory note that issued to the sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which we may draw down at any time and from time to time in our sole discretion. At the closing of our initial business combination, we will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled.

The Private Placement Units purchased by Clear Street and Brookline will be deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days from the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold, transferred, assigned, pledged or hypothecated or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

The Private Placement Units are identical to the units sold in the Initial Public Offering except that, so long as they are held by our sponsor, Clear Street, Brookline, or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares underlying these units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (ii) will be entitled to registration rights.

Pursuant to an agreement we entered into with our sponsor, we will pay a monthly technology, software, computer systems, administrative support, secretarial services and infrastructure fee of $10,000 to our sponsor.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from amounts held outside the Trust Account.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

As of June 30, 2025, we had borrowed $121,210 under the promissory note with our sponsor.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and Private Placement Units.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2025.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in Part I. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Final Prospectus, filed with the SEC on August 12, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2025, we consummated our Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $150,000,000. Clear Street and Brookline acted as the underwriters. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-288439). The SEC declared the registration statement effective on August 11, 2025.

Simultaneously with the consummation of the Initial Public Offering, on August 13, 2025, we consummated the private sale of an aggregate of 465,000 Private Placement Units to the Sponsor and the underwriters at a purchase price of $10.00 per unit, generating gross proceeds of $4,650,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We incurred transaction costs amounting to $7,262,013, consisting of $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting fee, and $1,262,013 of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the Initial Public Offering and simultaneous Private Placement, $150,000,000 ($10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

On August 15, 2025, Clear Street formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units at $10.00 per Unit, generating additional proceeds to the Company of $22,500,000. The Units were delivered to Clear Street in connection with the closing on August 19, 2025. The $22,500,000 of proceeds was placed in the Trust Account.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus for its Initial Public Offering

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended June 30, 2025

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 11, 2025, by and between the Company and Clear Street LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
4.1	Share Rights Agreement, dated August 11, 2025, by and between the Company and Odyssey Transfer and Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.1	Letter Agreement, dated August 11, 2025, among the Company, its directors and officers, Clear Street LLC, Brookline and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.2	Investment Management Trust Agreement, August 11, 2025, by and between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.3	Registration Rights Agreement, dated August 11, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.4	Private Placement Units Purchase Agreement, dated August 11, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.5	Private Placement Units Purchase Agreement, August 11, 2025 by and between the Company and Brookline (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.6	Private Placement Units Purchase Agreement, August 11, 2025 by and between the Company and Clear Street (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.7	Administrative Services Agreement, dated August 11, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.9	Founder Share Transfer Agreement by and between the Sponsor and Clear Street (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.10	Private Placement Units Promissory Note (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McKinley Acquisition Corporation

September 23, 2025	By:	/s/ Peter Wright
Name: Peter Wright
Title: Chief Executive Officer (Principal Executive Officer)

September 23, 2025	By:	/s/ Daphne Huang
Name: Daphne Huang
Title: Chief Financial Officer (Principal Financial Officer)