Form 10-Q
period 2025-09-30
McKinley Acquisition Corp
filed 2025-11-13
CIK 2067592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 17,790,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 6,543,103 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Balance Sheet as of September 30, 2025	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2025 and for the period from March 27, 2025 (inception) through September 30, 2025	2
	Unaudited Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit for the three months ended September 30, 2025 and for the period from March 27, 2025 (inception) through September 30, 2025	3
	Unaudited Condensed Statement of Cash Flows for the period from March 27, 2025 (inception) through September 30, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Mine Safety Disclosures.	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

Assets:
Current assets:
Cash	$1,883,395
Prepaid expenses – current	90,609
Due from related party	30,478
Total current assets	2,004,482
Non-current assets:
Cash held in Trust Account	173,451,679
Prepaid expenses – non-current	58,253
Total non-current assets	173,509,932
Total Assets	$175,514,414

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$73,969
Accrued expenses	79,000
Administrative services fee payable – related party	10,452
Total current liabilities	163,421
Non-current liabilities:
Deferred underwriting commissions	4,500,000
Total non-current liabilities	4,500,000
Total Liabilities	4,663,421

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.06 per share	173,451,679

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 540,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	55
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,543,103 shares issued and outstanding	654
Share receivable	(500,000)
Additional paid-in capital	—
Accumulated deficit	(2,101,395)
Total Shareholders’ Deficit	(2,600,686)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$175,514,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period From March 27, 2025 (Inception) Through
	September 30, 2025	September 30, 2025
Loss from operations:
Formation, general and administrative expenses	$327,697	$391,118
Listing fees	12,308	12,308
Insurance expense	9,247	9,247
Net loss from operations	(349,252)	(412,673)
Other income:
Interest income on Trust Account	951,679	951,679
Net other income	951,679	951,679
Net income	$602,427	$539,006

Basic weighted average Class A ordinary shares subject to possible redemption outstanding	9,040,761	4,424,202
Basic net income per Class A ordinary shares subject to possible redemption	$0.04	$0.05
Basic weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	6,349,527	6,012,571
Basic net income per Class A & Class B ordinary shares not subject to possible redemption	$0.04	$0.05
Diluted weighted average Class A ordinary shares subject to possible redemption outstanding	9,040,761	4,424,202
Diluted net income per Class A ordinary shares subject to possible redemption	$0.04	$0.05
Diluted weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	6,804,081	6,670,816
Diluted net income per Class A & Class B ordinary shares not subject to possible redemption	$0.04	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A ordinary shares		Class B ordinary shares		Share	Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of March 27, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(8,601)	(8,601)
Balance as of March 31, 2025 (Unaudited)	—	—	—	—	—	—	(8,601)	(8,601)
Issuance of Class B ordinary shares to Sponsor	—	—	6,543,103	654	—	24,346	—	25,000
Net loss	—	—	—	—	—	—	(54,820)	(54,820)
Balance as of June 30, 2025 (Unaudited)	—	—	6,543,103	$654	—	$24,346	$(63,421)	$(38,421)
Sale of Public Units	—	—	—	—	—	3,622,244	—	3,622,244
Sale of Private Placement Units	465,000	47	—	—	(500,000)	4,649,953	—	4,150,000
Capital contribution of membership interests	—	—	—	—	—	12,765,331	—	12,765,331
Cost of raising capital for non-managing sponsor and underwriter interests	—	—	—	—	—	(12,765,331)	—	(12,765,331)
Issuance of Representative Shares	75,000	8	—	—	—	749,992	—	750,000
Allocated value of transaction costs to Rights	—	—	—	—	—	(175,365)	—	(175,365)
Exercise of over-allotment option	—	—	—	—	—	149,000	—	149,000
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(9,020,170)	(2,640,401)	(11,660,571)
Net income	—	—	—	—	—	—	602,427	602,427
Balance as of September 30, 2025 (Unaudited)	540,000	$55	6,543,103	$654	$(500,000)	$—	$(2,101,395)	$(2,600,686)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$539,006
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on Trust Account	(951,679)
Changes in operating assets and liabilities:
Prepaid expenses	(148,862)
Accounts payable	73,969
Accrued expenses	79,000
Administrative services fee payable – related party	10,452
Net cash used in operating activities	(398,114)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	150,000,000
Proceeds from exercise of over-allotment option	22,500,000
Proceeds from sale of Private Placement Units	4,650,000
Payment of underwriter fees and commissions	(1,575,000)
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from promissory note – related party	154,522
Payment of promissory note – related party	(185,000)
Payment of offering costs	(288,013)
Share receivable	(500,000)
Net cash provided by financing activities	174,781,509

Net change in cash	1,883,395
Cash – beginning of period	—
Cash – end of period	$1,883,395

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$11,660,571

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from March 27, 2025 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, seeking a target business to acquire. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is McKinley Partners LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2025. On August 13, 2025, the Company consummated the Initial Public Offering of 15,000,000 units at $10.00 per unit (the “Public Units”) , generating proceeds of $150,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”). The Company’s underwriters fully exercised their over-allotment option to purchase an additional 2,250,000 Public Units at $10.00 per unit in full on August 15, 2025. The over-allotment units were delivered to the underwriters in connection with the closing on August 19, 2025, generating an additional $22,500,000 of proceeds which were deposited into the Trust Account (defined below).

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

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option, $150,000,000 of the proceeds from the Initial Public Offering and $22,500,000 of the proceeds from the exercise of the underwriters’ over-allotment option were deposited into the Trust Account (the “Trust Account”), respectively, and is invested only in cash held in a demand deposit account, U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such later time as the shareholders of the Company may approve by special resolution (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Going Concern and Liquidity

As of September 30, 2025, the Company had $1,883,395 cash and working capital of $1,841,061. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, the Company does not have sufficient liquidity to meet its current obligations which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing an initial Business Combination. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,883,395 cash and no cash equivalents as of September 30, 2025.

Cash Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $173,451,679, were held in cash.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Due From Related Party

The Company had a $30,478 receivable from the Sponsor as of September 30, 2025 (see Note 6). The amount is expected to be repaid in full.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99, “Other Assets and Deferred Costs – SEC Materials” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs were $1,113,013, consisting of $750,000 value of the Representative Shares (see Note 7) and $363,013 of legal and other expenses that were directly related to the Initial Public Offering and were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the initial public offering. On August 15, 2025, the underwriters formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units. The Units were delivered to the underwriters in connection with the closing on August 19, 2025.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 15,000,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$150,000,000
Less:
Proceeds allocated to Public Rights	(3,446,879)
Proceeds allocated to over-allotment option liability	(145,402)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(6,941,246)
Offering costs allocated to Public Rights	(175,365)
Plus:
Underwriter exercise of over-allotment option	22,500,000
Accretion of Class A ordinary shares subject to possible redemption	11,660,571
Class A ordinary shares subject to possible redemption at September 30, 2025	$173,451,679

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

			For the period from
	For the Three Months Ended		March 27, 2025 (inception) through
	September 30, 2025		September 30, 2025
	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$353,885	$248,542	$228,487	$310,519
Denominator:
Basic weighted average shares outstanding	9,040,761	6,349,527	4,424,202	6,012,571
Basic net income per ordinary share	$0.04	$0.04	$0.05	$0.05

			For the period from
	For the Three Months Ended		March 27, 2025 (inception) through
	September 30, 2025		September 30, 2025
	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$343,733	$258,694	$214,932	$324,074
Denominator:
Diluted weighted average shares outstanding	9,040,761	6,804,081	4,424,202	6,670,816
Diluted net income per ordinary share	$0.04	$0.04	$0.05	$0.05

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

September 30, 2025
Cash	$1,883,395
Cash held in Trust Account	$173,451,679
Total Assets	$175,514,414

	For the Three Months Ended September 30, 2025	For the Period from March 27, 2025 (Inception) through September 30, 2025
Net loss from operations	$(349,252)	$(412,673)
Interest income on Trust Account	$951,679	$951,679
Net income	$602,427	$539,006

The CODM reviews net loss from operations to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews net loss from operations to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also reviews interest income on the Trust Account to review and forecast the amounts held in the Trust Account available to complete a business combination or similar transaction. These items, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of cash available to the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM also reviews the amount held in the Trust Account to review and forecast the amounts held in the Trust Account available to complete a business combination or similar transaction.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Note 6 — Related Party Transactions

Founder Shares

On April 9, 2025, the Company issued an aggregate of 6,543,103 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 853,448 of the founder shares were subject to complete or partial forfeiture by the Sponsor for no consideration had the underwriters’ over-allotment option not been exercised in full. The sponsor transferred 200,000 founder shares to the underwriters in connection with the Initial Public Offering, for the amount of $0.004 per share. the underwriters also have the right to receive up to 229,008 Class B ordinary shares if the Lookback Price is less than $1.25. The “Lookback Price” is equal to the volume-weighted average price of the Class A Ordinary Shares (or the securities into which such shares have converted) for a 30-trading day period ending on the Release Date. The “Release Date” is the date that is the later of (i) the date that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor to pay an affiliate the Sponsor a total of up to $10,000 per month for office space and administrative and support service. Payments commence on the effective date of the registration statement for the Initial Public Offering until the earlier of the Company’s consummation of an initial Business Combination or its liquidation. For the three months ended September 30, 2025 and for the period from March 27, 2025 (inception) through September 30, 2025, the Company incurred $16,452 of fees under the administrative services agreement and has made payments of $6,000, resulting in an accrual of $10,452 as of September 30, 2025.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Promissory Note — Related Party

On March 27, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company amended and restated the Note to increase the principal sum to $185,000 (the “A&R Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed $154,522 under the A&R Note. In connection with the consummation of the Initial Public Offering and private placement on August 13, 2025, $185,000 of proceeds were used to repay the A&R Note in full, resulting in an overpayment of $30,478 which is recorded on the balance sheet as a related party receivable. Borrowings under the Note and A&R Note are no longer available subsequent to the consummation of the Initial Public Offering.

Private Placement Units Note

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 units were purchased by a non-interest bearing, unsecured promissory note that was issued to the Sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which the Company may draw down at any time and from time to time in its sole discretion. At the closing of an initial Business Combination, the Company will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled. The Private Placement Units Note was not yet issued and there are no amounts outstanding as of September 30, 2025.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The underwriters were granted a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the Initial Public Offering. On August 15, 2025, the underwriters formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units at $10.00 per Unit, generating additional proceeds to the Company of $22,500,000. The Units were delivered to the underwriters in connection with the closing on August 19, 2025. The $22,500,000 of proceeds was placed in the Trust Account.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Representative Shares

The Company issued 75,000 ordinary shares to the underwriters and/or its designees (the “Representative Shares”) at the consummation of the Initial Public Offering. The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. the underwriters (and any of its designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of an initial Business Combination. In addition, the Representative Shares were deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, the underwriters agreed (and any of its designees to whom the Representative Shares are issued agreed) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 239,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025, there were 17,790,000 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On April 9, 2025, the Company issued 6,543,103 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The Founder Shares include an aggregate of up to 853,448 shares subject to complete or partial forfeiture if the over-allotment option is not exercised by the underwriters in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Proposed Offering. As of September 30, 2025, there were 6,543,103 Class B ordinary shares issued and outstanding.

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

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Share Receivable

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 units ($500,000 in the aggregate) were purchased by the Private Placement Units Note. As there are no amounts outstanding under the Private Placement Units Note as of September 30, 2025, the Company has not yet received $500,000 of the proceeds and has recorded a share receivable on the balance sheet. At the closing of an initial Business Combination, the Company will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled.

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

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Cash held in Trust Account	1	$173,451,679
Liabilities
Over-allotment option liability	3	$—

The Company determined that the change in fair value of the over-allotment option liability from August 13, 2025, the date of the Company’s Initial Public Offering, to August 15, 2025, the date the underwriters’ over-allotment option was exercised in full, was de minimis.

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3
Balance as of March 27, 2025 (inception)	$—
Change in fair value	—
Balance as of March 31, 2025	—
Over-allotment option liability	149,000
Change in fair value	—
Exercise of over-allotment option	(149,000)
Balance as of September 30, 2025	$—

Non-recurring Fair Value Measurements

The following table presents information about the Company’s non-recurring fair value measurements on August 13, 2025 in connection with the consummation of the Company’s Initial Public Offering, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 13, 2025
Liabilities:
Over-allotment option liability	3	$149,000
Equity:
Fair value of Public Rights for Class A ordinary shares subject to possible redemption allocation	3	$3,446,879
Class B ordinary shares (per share)	3	$4.51
Non-managing sponsor interest in Bonus Shares	3	$51,725
Underwriter interest in Bonus Shares	3	$2,606

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations.

A Black-Scholes model was used to value the over-allotment option. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The following is a summary of key inputs utilized:

Over-allotment Option
Unit price	$9.98
Exercise price	10.00
Risk-free rate	4.36%
Estimated volatility	3.63%
Time to expiration	0.12

The Public Rights were valued using an iterative analysis based on market comparable. The valuation was based on a peer group selection of comparable special purpose acquisition companies who were pre-business combination, included one right to redeem one-tenth of one Class A ordinary share as part of their units that were publicly trading, had consummated their initial public offerings within six months of the valuation date. Utilizing this criteria a right price of $0.220, reflective of the 75th percentile peer group range, was selected. An implied right price of $0.289 was determined through a backsolve approach, and after taking the weighted average of the two right prices determined the fair value of a Public Right was $0.241.

The Bonus Shares were valued using a Monte Carlo simulation to estimate the fair value of the non-managing sponsor and underwriter interests in the Bonus Shares. The simulation utilized a Geometric Brownian Motion, and on a risk-neutral basis, the price of Class A ordinary shares considering the contractual mechanisms for the Bonus Shares to be distributed. Key inputs included a $9.74 value of the Company’s Class A ordinary shares, a risk-free interest rate based on the U.S. Treasury yields for a term similar to the expected remaining life until the Lookback Date, and pre-business combination and post-business combination volatility based on precedent analysis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2025, the balance sheet date, up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the unaudited condensed financial statements.

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

As indicated in the financial statements, at September 30, 2025, we had $1,883,395 of cash and $173,451,679 of amounts held in the Trust Account. We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of September 30, 2025, we have neither engaged in any business operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering that closed on August 13, 2025, and following the Initial Public Offering, seeking a target business to acquire. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying a target business to acquire.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of the Initial Public Offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $185,000 in loans from our sponsor.

On August 13, 2025, the Company consummated the Initial Public Offering of 15,000,000 units at $10.00 per unit (the “Public Units”), generating proceeds of $150,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”). The Company’s underwriters fully exercised their over-allotment option to purchase an additional 2,250,000 Public Units at $10.00 per unit in full on August 15, 2025. The over-allotment units were delivered to the underwriters in connection with the closing on August 19, 2025, generating an additional $22,500,000 of proceeds which were deposited into the Trust Account.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters, at a price of $10.00 per unit, or $4,650,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the balance sheet as a subscription receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor.

Transaction costs amounted to $7,262,013, consisting of a $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting fee, and $1,262,013 of other offering costs.

A total of $172,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the proceeds from the exercise of the underwriters over-allotment option, and certain proceeds from the sale of the Private Placement Units was placed into the Trust Account. The proceeds held in the Trust Account will initially be invested only in cash held in a demand deposit account, U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use amounts held outside of the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Our sponsor, McKinley Partners LLC, which we refer to as the “sponsor”, the underwriters, which we refer to as “Clear Street”, and Brookline Capital Markets, a division of Arcadia Securities, LLC, which we refer to as “Brookline”, committed to purchase an aggregate of 465,000 units, in a private placement at $10.00 per unit for a total purchase price of $4,650,000 (which includes $4,150,000 in cash and the Private Placement Units Note) at the closing of the Initial Public Offering. Of those 465,000 Private Placement Units, our sponsor has agreed to purchase 420,000 Private Placement Units, Clear Street agreed to purchase 25,000 Private Placement Units, and Brookline agreed to purchase 20,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions as described below. Of the 420,000 Private Placement Units to be purchased by the sponsor, a total of 50,000 of those units were purchased by a non-interest bearing, unsecured promissory note that issued to the sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which we may draw down at any time and from time to time in our sole discretion. At the closing of our initial business combination, we will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any business operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2025.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in Part I. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus for its Initial Public Offering

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2025

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

McKinley Acquisition Corporation

November 13, 2025	By:	/s/ Peter Wright
		Name:	Peter Wright
		Title:	Chief Executive Officer (Principal Executive Officer)

November 13, 2025	By:	/s/ Daphne Huang
		Name:	Daphne Huang
		Title:	Chief Financial Officer (Principal Financial Officer)