Form 10-K
period 2025-12-31
McKinley Acquisition Corp
filed 2026-02-27
CIK 2067592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: : 001-42799

MCKINLEY ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1852078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Second Ave., Suite 605 Needham, MA	02494
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-671-5148

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	MKLY	The Nasdaq Stock Market LLC
Rights, one right to receive one-tenth (1/10th) of one Class A ordinary share	MKLYR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary shares	MKLYU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.00.

As of February 27, 2026, there were 17,801,250 Class A ordinary shares, $0.0001 par value and 6,543,103 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MCKINLEY ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “MKLY,” “our,” “us” or “we” refer to McKinley Acquisition Corporation, a blank check company incorporated as a Cayman Islands exempted company on March 27, 2025. References to our “Sponsor” refer to McKinley Partners LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of McKinly Acquisition Corporation, which closed on August 13, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds available to us from permitted withdrawals of interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our IPO.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

ii

PART I

ITEM 1. BUSINESS

Our Company

We are a newly formed blank check company, incorporated on March 27, 2025, as an exempted company under the laws of the Cayman Islands. Our purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization, or other similar business combination with one or more operating businesses (which we refer to throughout this report as our “initial business combination”).

We have not identified any specific business combination target, and neither we nor anyone on our behalf has engaged in any substantive discussions, directly or indirectly, with any potential target. While our search will not be limited to a particular industry, geography, or stage of corporate development, we intend to focus on identifying and acquiring one or more businesses with a total enterprise value between $500 million and $2 billion that are well-positioned for long-term growth and value creation.

Our strategy is to partner with a company that demonstrates strong fundamentals, proven leadership, and a differentiated market position — with the potential to benefit from enhanced capital access, strategic guidance, and public market readiness. We are particularly focused on businesses with resilient operating models, scalable platforms, and the potential to lead in their respective sectors.

Our sponsor group, which includes our management team and board of directors (collectively, our “Founders”), brings a multi-decade track record of building and scaling successful public and private enterprises. Our Founders have held senior leadership positions across prominent buy-side and sell-side financial institutions, and bring complementary experience from founding and leading capital markets advisory firms. Their collective expertise spans public market transactions, private equity, M&A, financial restructuring, and operational optimization.

Leveraging our team’s deep network of industry relationships and access to high-quality proprietary deal flow, we intend to identify a business combination target where our capital, strategic resources, and public company experience can accelerate growth, institutionalize operations, and drive long-term shareholder value.

Investment Thesis

Our investment strategy is guided by the thematic expertise and strategic insight of our management team and advisory board, with a specific focus on progressive industries — those experiencing accelerated innovation, structural change, and capital-intensive growth. We define progressive industries as segments within broader sectors that are being reshaped by technology, evolving consumer behavior, or regulatory transformation. These include, but are not limited to, financial technology (fintech), mobility (transporttech), agricultural technology (agtech), clean technology (cleantech), space technology (spacetech), and advanced artificial intelligence.

We intend to pursue a business combination with a company operating in one or more of these forward-looking sectors that we believe can benefit meaningfully from access to U.S. public capital markets. Our ideal target profile includes high-growth businesses that are:

●	At an inflection point characterized by accelerating growth potential, increasing profitability, and/or improved capital efficiency, with a clear path toward a long-term 3–5x multiple expansion,

●	Seeking capital that reduces WACC by 150-320 bps to scale operations, or expand product lines, to accelerate TAM expansion, market penetration and margin improvement,

●	Evaluating strategic acquisitions to accelerate growth in adjacent markets as well as cross-selling opportunities (i.e. roll-up potential), utilizing public stock as an acquisition currency for accretive M&A, and

●	Foreign-based and looking to expand their U.S. presence with cross border expansion potential and minimal regulatory trade headwinds, as well as expand their investor base.

We believe the most compelling opportunities will be with companies seeking more than just capital — they will be seeking a strategic partner to help unlock their next phase of growth. In addition to capital access, our team brings a proven ability to identify follow-on acquisition targets, offer cross-functional operational support, and provide strategic insights to align product positioning with evolving market demand.

Competitive Strengths And Differentiators

Our sponsor group, led by Adam Dooley (Chairman) and Peter Wright (Chief Executive Officer), combines decades of investment experience and operational leadership across financial markets, public and private capital formation, and corporate development. Our team has demonstrated a consistent ability to identify investment opportunities characterized by strong risk-adjusted returns, often arising from secular tailwinds, industry dislocations, and transformative business model shifts.

We intend to identify and partner with a target company that can benefit from our experience navigating complex transactions, scaling operations in the public markets, and positioning businesses for long-term shareholder value creation.

Key Differentiators:

●	Public Market Preparedness: We will target businesses that are fundamentally strong yet under-optimized in capital structure or market positioning, and which would benefit from the strategic rigor and liquidity that come with being a public company. These companies will benefit from an enhanced ability to attract top talent, pursue accretive M&A, and access diversified capital sources.

●	Unmatched Network Access: Our collective relationships span the global capital markets ecosystem, including institutional investors, family offices, strategic acquirers, investment bankers, attorneys, and consultants. We expect to source business combinations not only from proprietary channels but also through inbound interest via our reputation and network reach.

●	End-to-End Transactional Expertise: Our management team has experience across the full life cycle of a SPAC — from IPO structuring to target identification, transaction execution, capital formation, and post-combination value creation. This includes navigating regulatory processes, managing investor communications, and optimizing governance.

●	Strategic Capabilities:

●	Opportunity Discovery: We have a track record of identifying macro and sector-specific trends early and cultivating proprietary perspectives on competitive landscapes and disruptive business models.

●	Deal Sourcing & Screening: Our team brings deep domain knowledge and pattern recognition to evaluate target companies with compelling fundamentals, high-integrity leadership, and durable competitive advantages.

●	Capital Structuring: We have advised numerous companies on balancing equity and debt financing strategies that support long-term value creation while minimizing dilution and preserving financial flexibility.

●	Post-Combination Positioning: We offer hands-on support to management teams as they transition to the public markets, helping refine their equity narrative, strengthen investor engagement, and position the business for durable public company performance.

We believe our disciplined approach, deep sector insight, and proven ability to execute complex transactions set us apart in a competitive SPAC landscape. Our goal is to serve as a long-term strategic partner to our target company, enhancing its growth trajectory and maximizing value for all stakeholders

Management Team

Our officers and directors are as follows:

Name	Age	Title
Adam Dooley	54	Chairman of the Board of Directors
Peter Wright	49	Chief Executive Officer, Director
Daphne Huang	55	Chief Financial Officer and Treasurer
Saurabh Shah	59	Chief Operating Officer
Jonathan Rosenzweig	56	Independent Director
Tommaso Breschi	51	Independent Director
Kevin Beard	51	Independent Director

Adam Dooley — Chairman

Mr. Dooley has served as our Chairman of the Board of Directors since May 1, 2025. Mr. Dooley is an accomplished financial services executive with nearly 30 years of experience in private equity, capital markets, and wealth management. His career spans senior leadership roles in both public and private companies, with a focus on transformation, investor alignment, and long-term value creation.

Since January 2021, Mr. Dooley has served as the Founder, Chairman, and Chief Executive Officer of Belay International Corporation, a private equity firm that partners with experienced executives and institutional investors to identify and scale high-growth businesses. He is also the Founder and Managing Principal of Belay Associates, a dedicated SPAC sponsor platform focused on executing business combinations with companies poised for public market success. Since March 2025, he has also served as President of Waveland Capital Partners, the capital formation platform to Waveland Energy Partners.

Prior to founding Belay, Mr. Dooley served as President of PREP Securities, a registered broker-dealer affiliated with a national real estate investment and development company, from December 2019 to December 2020. From February 2014 to December 2019, he was a Managing Director and Partner at CR Capital Group LLC, where he formed joint ventures with leading alternative investment firms to build capital formation platforms targeting the private wealth channel.

Earlier in his career, Mr. Dooley held multiple senior roles at MetLife, Inc., including Managing Director and Head of Wealth Management for Europe, the Middle East, and Africa (EMEA) from 2008 to 2012, where he led operations across 12 countries, and Vice President and National Sales Manager for U.S. Individual Retirement Savings from 2012 to 2013. Prior to joining MetLife, Mr. Dooley led The Hartford’s United Kingdom business as Vice President and Country Manager, where he was responsible for expanding The Hartford’s international platform.

Mr. Dooley began his financial career in the Fixed Income Trading Division at Salomon Smith Barney in 1994 and later transitioned to the firm’s Private Client Group as an Investment Advisor.

Mr. Dooley holds a Bachelor of Science in Business Administration from the University of Southern California, where he studied at the Lloyd Greif Center for Entrepreneurial Studies, and an MBA from IMD Business School in Lausanne, Switzerland. At IMD, he was awarded the International Consulting Project Award for his strategic work with Swiss Life and Bain & Company on the European financial advisory sector. Mr. Dooley is also the author of The Pre-IPO Playbook, a guide for investors evaluating high-growth companies approaching public markets.

Peter Wright — Chief Executive Officer and Director

Mr. Wright has served as our Chief Executive Officer since May 1, 2025 and as a member of our Board of Directors since March 27, 2025. Mr. Wright is a capital markets executive with deep experience advising SPACs, growth-stage companies, and institutional investors on public readiness, investor engagement, and transaction execution.

Mr. Wright is the Founder and President of Intro-act, LLC, a capital markets advisory firm he established in 2017. Intro-act partners with investment banks and investor relations firms to support both private and public companies with peer benchmarking, investor targeting, and institutional messaging. The firm plays a key role in improving investor readiness — particularly for companies approaching or recently completing a business combination.

Since 2020, Mr. Wright has also served as President of PartnerCap Securities, LLC, a registered broker-dealer. At PartnerCap, he established the firm’s research division and now focuses primarily on investment banking, with an emphasis on structured financings, PIPE transactions, and SPAC capital formation.

Earlier in his career, Mr. Wright served as an Analyst and Portfolio Manager at AI Capital Management (2015 – 2017) and as Managing Director at Cantor Fitzgerald (2014 – 2015), where he managed institutional sales in Boston. Prior to that, he was Director of Research at Tradition (2010 – 2011), covering emerging technology. Mr. Wright began his career as an equity analyst with a focus on the semiconductor sector, first on the sell-side at CIBC World Markets (2001 – 2005), and later on the buy-side at Fidelity Investments (2005 – 2009).

Mr. Wright holds a Bachelor’s degree from the Wharton School of Business at the University of Pennsylvania, where he concentrated in finance.

Saurabh Shah — Chief Operating Officer

Mr. Shah has extensive hands-on SPAC experience and has served as our Chief Operating Officer since May 1, 2025. He also serves as Managing Director and Senior Counsel to Belay Associates, a dedicated SPAC sponsor platform focused on sourcing, structuring, and executing business combinations with high-growth companies. He is an senior securities attorney with deep expertise in financial transactions, investment management, and federal securities laws and regulations.

Mr. Shah previously served as a senior official at the U.S. Securities and Exchange Commission (SEC), where he was Special Counsel to Commissioner Troy Paredes and later Special Counsel to the Director of the Division of Investment Management. At the SEC, Mr. Shah advised on a wide range of enforcement, accounting, examination, and policymaking activities. He was directly involved in writing new rules regulating investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act and was the principal drafter of the SEC’s initial regulatory framework for robo-advisors.

Prior to joining Belay Associates, Mr. Shah served as Chief Compliance Officer and Regulatory Counsel at Hines, a global real estate investment firm, where he was responsible for firm-wide regulatory strategy and compliance oversight. He previously held senior legal roles at Citigroup, where he advised on strategic acquisitions and the development and distribution of alternative investment products. Before that, Mr. Shah was with Merrill Lynch, where he negotiated the structure, terms, documentation, and closing of numerous private capital investments in technology companies.

Mr. Shah began his legal career in the corporate department of Davis Polk & Wardwell LLP in New York. His practice there focused on capital markets, mergers and acquisitions, and investment management transactions for both domestic and international clients.

Mr. Shah earned his Juris Doctor (J.D.) from Harvard Law School, a Master’s degree in International Relations from the Fletcher School of Law and Diplomacy at Tufts University, and a Bachelor of Arts in Biology and Political Science from Rice University.

Daphne Huang — Chief Financial Officer and Treasurer

Ms. Huang has served as our Chief Financial Officer and Treasurer since May 1, 2025. Ms. Huang has nearly 30 years of financial services and executive experience in public and private companies with strategic expertise in capital markets, growth and transformation.

Ms. Huang serves as Chief Executive Officer and Chief Financial Officer of Dr Ashleys Ltd., a global pharmaceutical CDMO, since August 2025. Prior to that, Ms. Huang was managing director at Emil Capital Partners, a family office venture fund, a role she has held from March 2025 to August 2025. From July 2022 to August 2024, Ms. Huang served as Chief Financial Officer of Gorilla Technology Group, a NASDAQ traded global security AI company where she played instrumental role in global business expansion, SOX review and implementation, and capital markets strategy. Ms. Huang previously held Chief Financial Officer roles in technology and pharmaceutical industries including GoFor Industries Inc. (August 2021 to July 2022), Taro Pharmaceutical Industries Ltd. (April 2020 – August 2021), and Humanwell USA LLC/PuraCap International LLC, successfully managing global entities and driving strategic growth initiatives.

Ms. Huang’s experience also includes leadership positions at HSBC Bank, GE Capital Markets, and PricewaterhouseCoopers, building up financial services expertise in a wide variety of industries.

Ms. Huang holds an MBA in Finance/Management/International Business from NYU’s Leonard N. Stern School of Business and a BBA in Accounting from Baruch College. She is a New York State licensed Certified Public Accountant (inactive).

Our Independent Directors

Jonathan Rosenzweig — Director

Jonathan Rosenzweig is a solutions-driven and results-oriented leader with strong analytical acumen, talent development expertise, and communication skills. Throughout his career of more than 30 years, he has analyzed and interacted with management teams at both public and private companies of varying sizes. He has forged relationships with a wide range of institutional investors as well, from venture capital to the largest hedge funds and asset managers. In his various capacities, he has helped companies, investors, and securities Analysts to evaluate and to position investment narratives/ideas.

A leader of teams both large and small, Jonathan has a proven track record as an exceptional partner who collaborates constructively with colleagues across business lines, regions and functions. He brings keen strategic vision and the adeptness to deliver critical messages to staff, investors, board members, and other core constituents. Innovative process management, disciplined budgeting and expense management, rigorous modeling and forecasting, and an ability to motivate others have driven success in diverse roles and business conditions as well as in both entrepreneurial and large, complex corporate environments.

Jonathan currently serves as a fractional CFO with 18 Somerset, a venture capital and consulting firm in the FinTech arena, and Open Exchange, a global leader in multimedia solutions for investor and other communications. In these roles he assists with several functions, such as cash and expense management, modeling and forecasting, evaluating software vendors, enhancing the efficiency of monthly closing processes, and more. He also serves as an independent consultant to Bloomberg Intelligence and is affiliated as a registered representative with First Dominion Capital Corporation, a broker dealer.

From 2022-2024, Jonathan served as a Senior Partner on the Investment Team as well as the CFO at 18 Somerset. He managed the budget, financials, expense practices, and model for the firm as well as the accounting, tax, audit and other core vendor relationships. At the same time, he helped to identify compelling investment opportunities, write investment memos, forecast fundamentals, conduct valuation analyses, and support management teams in optimizing their investor narratives.

From 2021-2023, Jonathan was the CFO of Home Plate Acquisition Corp, a Special Purpose Acquisition Company, which he helped to establish and to take public. He met with senior leaders from more than 90 private firms, largely in FinTech though across multiple industries, in pursuit of a final target. Jonathan’s responsibilities were broad, including raising capital; sourcing, analyzing, and valuing potential targets; managing expenses and cash flow; producing financial statements in conjunction with the company’s partners; communicating with investors and the Board; and collaborating regularly with underwriters, auditors, accountants, attorneys, insurance brokers, and others.

From 1993-2020, Jonathan worked in Citigroup’s sell-side Equity Research Department, at first as a well-ranked securities Analyst following the Imaging sector. Jonathan spent his last 13 years at Citi as the Head of Americas Equity Research, during which all of the firm’s U.S. and Latin America Equity Research staff reported to him. In this role, he formulated and executed the Department’s strategy; recruited, developed, coached, and trained talent; oversaw performance for more than 175 employees; managed the budget as well as compensation; and fostered relationships with core institutional clients.

Jonathan currently serves as an investor and Strategic Partner to Aiera, an A.I. driven platform used by large financial institutions to power their equity research workflow, and as an Advisor to Stellar Fusion, which provides infrastructure for buy/sell-side analysts as well as corporates to develop and manage customizable financial models. He had served as a Senior Advisor to Eden Global Partners, an advisory and private equity firm founded by David Dwek, in 2022. Mr. Rosenzweig holds a BA in Economics from Duke University as well as an MBA from Duke University. We believe that Mr. Rosenzweig’s prior SPAC experience, his experience in venture capital and consulting, financial modeling and forecasting, and identifying investment opportunities, make him well qualified to serve as a member of our board of directors.

Tommaso Breschi — Director

Tommaso Breschi is a strategic, results-driven executive with deep experience in private equity, corporate development, and M&A advisory. Over the past 15+ years, he has led acquisitions, operational transformations, and growth initiatives across the U.S., Europe, and Asia-Pacific, supporting both institutional investors and portfolio companies in unlocking long-term value.

From 2017 to 2024, Tommaso served as Global Head of Corporate Development at Sodali & Co., a leading global advisory firm specializing in shareholder services, corporate governance, sustainability, and strategic communications. At Sodali, he played a key role in positioning the company for a successful sale to TPG. Working closely with family office investors, he led the company’s M&A strategy, executing multiple cross-border acquisitions and expanding operations into the U.S., UK, and Australia. Following the TPG investment, he partnered with the sponsor team to double the size of the business through strategic acquisitions and operational scaling.

Prior to Sodali, Tommaso co-founded MC Square Capital (2015 – 2017), a merchant bank and broker-dealer focused on advising family offices and mid-market companies on capital raising and M&A transactions. MC Square was formed as a spin-off of 1055 Partners, a boutique investment banking group that operated from 2013 to 2015 within MLV & Co., where Tommaso worked to deliver financial advisory services to institutional investors and family offices across sectors.

Earlier in his career, Tommaso worked in private equity at Sciens Capital (2008 – 2013), where he evaluated investments across business services, industrials, and financial services, and supported portfolio companies with growth planning, performance improvement, and exit strategies.

From 2006 to 2008, he worked at Lazard in the M&A group in New York, where he supported clients on mergers, acquisitions, and corporate finance transactions. He first joined as a Summer Associate before transitioning to a full-time role, gaining hands-on experience in cross-border deal execution and strategic advisory across multiple industries.

Tommaso began his professional journey at Accenture, where he focused on post-merger integration for pharmaceutical companies, including work on the integrations of Pfizer — Warner Lambert and Pfizer — Pharmacia in Italy.

A collaborative and hands-on leader, Tommaso works closely with management teams, board members, and investors to define strategy, manage performance, and enhance reporting and governance. He is adept at navigating both entrepreneurial and institutional environments and has supported companies in scaling operations, optimizing capital structures, and preparing for successful exits.

Tommaso currently serves on the Board of Directors of Modjoul, an AI-driven safety and productivity platform, where he supports financial planning and strategic execution following a growth investment from Solaia Capital.

Tommaso holds an MBA from the Kellogg School of Management, is a Chartered Financial Analyst (CFA®) charterholder, and earned a double Master’s degree in Engineering from the University of Florence (Environmental Engineering) and the Technical University of Denmark (Civil Engineering). We believe that Mr. Breschi’s experience in mergers and acquisitions, evaluating investments, post-merger integration, and financial planning and strategic execution, make him well qualified to serve as a member of our board of directors.

Kevin Beard — Director

Kevin Beard is a seasoned executive in the wealth management industry, bringing over two decades of experience in independent broker-dealer (IBD) growth, acquisitions, and advisor recruitment. He currently serves as Chief Growth Officer and Founding Partner at Atria Wealth Solutions, a modern wealth management holding company he co-founded in 2017. At Atria, Mr. Beard is responsible for the firm’s overall growth and acquisition strategy, as well as financial professional recruitment. Under his leadership, Atria has expanded to support over 2,500 financial professionals and manage more than $100 billion in client assets.

Prior to founding Atria, Mr. Beard served as Executive Vice President of Recruiting and Acquisition Strategy at AIG Advisor Group, where he developed the firm’s advisor recruiting strategy and led the comprehensive planning process for all acquisitions. He also held the position of Senior Vice President of Corporate Strategy at Royal Alliance Associates subsidiary of AIG Advisory Group and the largest IBD within the AIG Network. Earlier in his career, Mr. Beard was Regional Director at Rehmann and co-founded two firms: Innovative Advanced Resources, a specialized high-net-worth investment distribution and business advisory firm, and Beard Management Inc., a wealth management consulting firm. At Innovative resources, Mr. Beard was instrumental in assisting and developing some of the top accounting firms entrée into wealth management.

Mr. Beard is actively involved in industry and philanthropic initiatives. He serves as Northeast Ohio Corporate Chair for the Arthritis Foundation, Secretary for the Financial Services Institute (FSI) Marketing Council, and is a member of the Diversity and Inclusion Committee for the Bank Insurance & Securities Association (BISA). In recognition of his leadership, he was named to Investment News Hot List 2023 and received the Wealth Solutions Report Pathfinder Award as one of the top Black leaders in wealth management.

Mr. Beard holds a Bachelor of Arts in Finance from Kent State University. Together, we believe our directors bring additional expertise that will enhance our ability to identify and execute our initial business combination, and may enhance our ability to execute upon various value creation initiatives after successful completion of our business combination. We believe that Mr. Beard’s experience in acquisition strategy, comprehensive planning processes for acquisitions, investment distribution and business advisory work, make him well qualified to serve as a member of our board of directors.

Notwithstanding the foregoing, past experience or performance of our management team and their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a business combination or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of future performance. Our management team and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels.

Business Combination Criteria

We have established a set of strategic, non-exclusive criteria to guide our evaluation of potential business combination targets. While we intend to identify a target that aligns with many of the attributes outlined below, we may ultimately pursue an initial business combination with a company that does not meet all of these guidelines, provided our management believes the opportunity offers strong long-term value potential for our shareholders.

We intend to focus our evaluation on businesses that demonstrate some or all of the following characteristics:

●	Properly Sized: Seeking a company with an enterprise value of $500 million to $2 billion, with a total addressable market greater than $1 billion and annual sales of $75-350 million.

●	Positioned in a Progressive Industry: Operates within a high-growth, innovation-driven segment of its broader sector — benefiting from structural tailwinds and disruptive trends that drive outsized demand for its products or services.

●	Market Leadership: Holds or is capable of attaining a leading position within its category or sub-sector, supported by a sizable addressable market with potential to scale as a public company.

●	Clear Growth Trajectory: Demonstrates a well-defined and executable growth plan, encompassing both organic and strategic (inorganic) expansion, with a track record or roadmap to sustain high-growth performance post-combination, specifically with potential to generate 255%+ growth.

●	Scalable Business Model: Exhibits strong customer adoption, with operating leverage that supports margin expansion and reduced capital intensity as the business grows. More specifically, companies with recurring, or predictable sales at attractive margins and favorable customer acquisition economics.

●	Sound Capitalization: Maintains a healthy balance sheet and financial profile that supports execution of its growth strategy without requiring significant additional capital in the near term.

●	Strategic Differentiation: Offers a product or service with clear competitive advantages — such as proprietary technology, customer loyalty, or cost leadership — that collectively establish a defensible market position and sustainable competitive moat.

●	Near-Term Trading Catalysts: Has identifiable upcoming milestones — such as product launches, key partnerships, or market expansions — that can sustain investor engagement and enhance the company’s valuation narrative following the business combination.

●	High-Caliber Management Team: Led by experienced executives with a proven ability to scale operations, attract and retain top talent, and deliver on strategic objectives. We seek teams that are committed to aligning with public shareholders and whose liquidity needs can be appropriately managed within a public company framework. Leadership should possess strong industry expertise and maintain significant equity.

●	Public Company Readiness: Public company worthy, ready and eager — possesses or can readily establish the governance, reporting, compliance, and operational infrastructure required to operate as a public company, with the added benefit of leveraging the public markets to raise growth capital, execute acquisitions, and optimize cost of capital.

●	Value Creation from the Business Combination: Has the potential to realize immediate and long-term value from partnering with us, including access to our strategic guidance, capital resources, and extensive network of industry relationships, investors, and advisors.

These criteria serve as a general framework for our opportunity assessment and are not intended to be exhaustive. Our management team may consider additional factors it deems relevant in evaluating potential targets. Should we pursue a business combination with a target that does not meet one or more of the criteria described above, we will disclose this in our shareholder communications — either in the proxy solicitation or tender offer materials filed with the SEC in connection with such transaction.

Acquisition Process

We believe rigorous due diligence is fundamental to identifying and executing a successful business combination — particularly in progressive, innovation-driven industries where emerging companies may face both rapid growth and evolving challenges. Our approach to evaluating potential targets will be comprehensive, disciplined, and data-driven, leveraging the collective expertise of our management team and board of directors.

We are committed to maintaining an active deal pipeline. This pipeline will include: 1) initial screening on 150 target companies, 2) having preliminary discussions with 50 target companies, 3) facilitating significant due diligence on 10-15 target companies, and 4) having advanced negotiations with 2-3 target companies.

Our due diligence process may include, but is not limited to:

●	In-depth management presentations and interviews with key executives and team members;

●	Analysis of historical and projected financial statements;

●	Comprehensive review of corporate documentation and legal structure;

●	Market research and competitive positioning analysis;

●	Consultations with third-party industry experts, customers, and suppliers;

●	Site visits and operational reviews, where applicable;

●	Evaluation of environmental, social, and governance (ESG) factors;

●	Assessment of organizational readiness for public markets, including internal controls and reporting infrastructure.

Our team brings decades of experience sourcing, analyzing, and structuring transactions in progressive growth industries. This experience provides a strong foundation to evaluate both the qualitative and quantitative aspects of potential targets, assess the alignment between business fundamentals and public market expectations, and determine a company’s intrinsic value and growth potential.

We anticipate that in many cases we will already have a working knowledge of the target’s industry dynamics, customer base, and competitive positioning — enabling us to evaluate opportunities efficiently and with conviction. Upon identifying a suitable target, we will proceed to negotiate transaction terms, conduct confirmatory due diligence, and structure a business combination that aligns the interests of all stakeholders.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the contingent, deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors or non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following our IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Notwithstanding the foregoing, our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. In addition, because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. since we would have priority over any subsequently formed special purpose acquisition companies. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team and advisors for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors or non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

In addition, after completion of our IPO and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We have not selected any business combination target. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors or non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public rights outstanding and/or increase the likelihood of approval on any matters submitted to the public right holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the contingent, deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in our IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares comprising part of the units they may purchase in our IPO as the rights afforded to our other public shareholders. However, whether or not the non-managing sponsor investors purchase any of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this report.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by holders of ordinary shares as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by holders of ordinary shares as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained.

As a result, in addition to our initial shareholders’ founder shares, we would need 5,536,575, or 32.10%, of the 17,250,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all of our outstanding shares are present at the meeting, and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we would not need any of the 17,250,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by holders of ordinary shares as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination
If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. If we are unable to complete our initial business combination within 18 months (or 24 months if we have executed a definitive agreement for an initial business combination within 18 months from the closing of our IPO) and do not extend our time to complete a business combination, the founder shares and private placement units would expire worthless.

There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our IPO. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares, private shares and private placement rights will be worthless.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares.

The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in our IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares comprising part of the units they may purchase in our IPO as the rights afforded to our other public shareholders. However, whether or not the non-managing sponsor investors purchase any of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this report.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. CBIZ CPAs P.C., our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We had access to $2,400,000 of cash held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that the offering expenses are less than our estimate of $750,000, the amount of funds available outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 75 Second Ave., Suite 605, Needham, MA 02494, provided by our sponsor free of charge. We consider our current office space adequate for our current operations. We will also pay a monthly technology, software, computer systems, administrative support, secretarial services and infrastructure fee of $10,000 to our sponsor.

Employees

We currently have three officers: Mr. Wright, Ms. Huang and Mr. Shah. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Prior to the date of this report, we have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacities as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBER SECURITY

We are a SPAC with no business operations and with a purpose of completing an initial Business Combination with the identified target company. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

Our executive offices are located at 75 Second Ave., Suite 605, Needham, MA 02494, and our telephone number is 617-671-5148. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “MKLYU” on or about August 12,, 2025, and the Class A ordinary shares and rights began separate trading on Nasdaq under the symbols “MKLY” and “MKLYR,” respectively, on or about October 2, 2025.

Holders of Record

As of February 18, 2026, there were 17,801,250 of our Class A ordinary shares issued and outstanding held by approximately four stockholders of record and 6,543,103 of our Class B ordinary shares issued and outstanding held by approximately two stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds

The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters, at a price of $10.00 per unit, or $4,650,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering (Note 4). Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the balance sheet as a subscription note receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As indicated in the financial statements, at December 31, 2025, we had $1,663,042 of cash and $175,137,749 of amounts held in the Trust Account. We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of December 31, 2025, we have neither engaged in any business operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering that closed on August 13, 2025, and following the Initial Public Offering, seeking a target business to acquire. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying a target business to acquire.

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters, at a price of $10.00 per unit, or $4,650,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the balance sheet as a subscription note receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates as of December 31, 2025:

Over-allotment Option Liability

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

August 13, 2025
Unit price	$9.98
Exercise price	10.00
Risk-free rate	4.36%
Estimated volatility	3.63%
Time to expiration (years)	0.12

Public Rights

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

Interests in Founder Shares

The interests in founder shares were valued by determining a value of the common stock price reduced by the probability of no acquisition and by a discount for lack of marketability. The following is a summary of key inputs utilized:

August 13, 2025
Underlying stock price	$9.74
Estimated probability of successful business combination	70.00%
Indicated marketable value of Class B ordinary shares	$6.82
Estimated volatility	80.00%
Risk-free rate	3.76%
Time to expiration (years)	1.50
Indicated cost of put option	$2.31
Estimated fair value of one Class B ordinary share	$4.51

Bonus Shares

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

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in Part I. Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Adam Dooley	54	Chairman of the Board of Directors
Peter Wright	49	Chief Executive Officer, Director
Daphne Huang	55	Chief Financial Officer and Treasurer
Saurabh Shah	59	Chief Operating Officer
Jonathan Rosenzweig	56	Independent Director
Tommaso Breschi	51	Independent Director
Kevin Beard	51	Independent Director

Adam Dooley — Chairman

Mr. Dooley has served as our Chairman of the Board of Directors since May 1, 2025. Mr. Dooley is an accomplished financial services executive with nearly 30 years of experience in private equity, capital markets, and wealth management. His career spans senior leadership roles in both public and private companies, with a focus on transformation, investor alignment, and long-term value creation.

Since January 2021, Mr. Dooley has served as the Founder, Chairman, and Chief Executive Officer of Belay International Corporation, a private equity firm that partners with experienced executives and institutional investors to identify and scale high-growth businesses. He is also the Founder and Managing Principal of Belay Associates, a dedicated SPAC sponsor platform focused on executing business combinations with companies poised for public market success. Since March 2025, he has also served as President of Waveland Capital Partners, the capital formation platform to Waveland Energy Partners.

Prior to founding Belay, Mr. Dooley served as President of PREP Securities, a registered broker-dealer affiliated with a national real estate investment and development company, from December 2019 to December 2020. From February 2014 to December 2019, he was a Managing Director and Partner at CR Capital Group LLC, where he formed joint ventures with leading alternative investment firms to build capital formation platforms targeting the private wealth channel.

Earlier in his career, Mr. Dooley held multiple senior roles at MetLife, Inc., including Managing Director and Head of Wealth Management for Europe, the Middle East, and Africa (EMEA) from 2008 to 2012, where he led operations across 12 countries, and Vice President and National Sales Manager for U.S. Individual Retirement Savings from 2012 to 2013. Prior to joining MetLife, Mr. Dooley led The Hartford’s United Kingdom business as Vice President and Country Manager, where he was responsible for expanding The Hartford’s international platform.

Mr. Dooley began his financial career in the Fixed Income Trading Division at Salomon Smith Barney in 1994 and later transitioned to the firm’s Private Client Group as an Investment Advisor.

Mr. Dooley holds a Bachelor of Science in Business Administration from the University of Southern California, where he studied at the Lloyd Greif Center for Entrepreneurial Studies, and an MBA from IMD Business School in Lausanne, Switzerland. At IMD, he was awarded the International Consulting Project Award for his strategic work with Swiss Life and Bain & Company on the European financial advisory sector. Mr. Dooley is also the author of The Pre-IPO Playbook, a guide for investors evaluating high-growth companies approaching public markets. We believe that Mr. Dooley’s prior SPAC experience and his experience in private equity, capital markets, and wealth management make him well qualified to serve as a member of our board of directors.

Peter Wright — Chief Executive Officer and Director

Mr. Wright has served as our Chief Executive Officer since May 1, 2025 and as a member of our Board of Directors since March 27, 2025. Mr. Wright is a capital markets executive with deep experience advising SPACs, growth-stage companies, and institutional investors on public readiness, investor engagement, and transaction execution.

Mr. Wright is the Founder and President of Intro-act, LLC, a capital markets advisory firm he established in 2017. Intro-act partners with investment banks and investor relations firms to support both private and public companies with peer benchmarking, investor targeting, and institutional messaging. The firm plays a key role in improving investor readiness — particularly for companies approaching or recently completing a business combination.

Since 2020, Mr. Wright has also served as President of PartnerCap Securities, LLC, a registered broker-dealer. At PartnerCap, he established the firm’s research division and now focuses primarily on investment banking, with an emphasis on structured financings, PIPE transactions, and SPAC capital formation.

Earlier in his career, Mr. Wright served as an Analyst and Portfolio Manager at AI Capital Management (2015 – 2017) and as Managing Director at Cantor Fitzgerald (2014 – 2015), where he managed institutional sales in Boston. Prior to that, he was Director of Research at Tradition (2010 – 2011), covering emerging technology. Mr. Wright began his career as an equity analyst with a focus on the semiconductor sector, first on the sell-side at CIBC World Markets (2001 – 2005), and later on the buy-side at Fidelity Investments (2005 – 2009).

Mr. Wright holds a Bachelor’s degree from the Wharton School of Business at the University of Pennsylvania, where he concentrated in finance. We believe that Mr. Wright’s deep experience advising SPACs, growth-stage companies, and institutional investors on public readiness, investor engagement, and transaction execution make him well qualified to serve as a member of our board of directors.

Daphne Huang — Chief Financial Officer and Treasurer

Ms. Huang has served as our Chief Financial Officer and Treasurer since May 1, 2025. Ms. Huang has nearly 30 years of financial services and executive experience in public and private companies with strategic expertise in capital markets, growth and transformation.

Ms. Huang serves as Chief Executive Officer and Chief Financial Officer of Dr Ashleys Ltd., a global pharmaceutical CDMO, since August 2025. Prior to that, Ms. Huang was managing director at Emil Capital Partners, a family office venture fund, a role she has held from March 2025 to August 2025. From July 2022 to August 2025, Ms. Huang served as Chief Financial Officer of Gorilla Technology Group, a NASDAQ traded global security AI company where she played instrumental role in global business expansion, SOX review and implementation, and capital markets strategy. Ms. Huang previously held Chief Financial Officer roles in technology and pharmaceutical industries including GoFor Industries Inc. (August 2021 to July 2022), Taro Pharmaceutical Industries Ltd. (April 2020 – August 2021), and Humanwell USA LLC/PuraCap International LLC, successfully managing global entities and driving strategic growth initiatives.

Ms. Huang’s experience also includes leadership positions at HSBC Bank, GE Capital Markets, and PricewaterhouseCoopers, building up financial services expertise in a wide variety of industries.

Ms. Huang holds an MBA in Finance/Management/International Business from NYU’s Leonard N. Stern School of Business and a BBA in Accounting from Baruch College. She is a New York State licensed Certified Public Accountant (inactive).

Saurabh Shah — Chief Operating Officer Mr. Shah has extensive hands-on SPAC experience and has served as our Chief Operating Officer since May 1, 2025. He has served as Managing Director and Senior Counsel to Belay Associates, a dedicated SPAC sponsor platform focused on sourcing, structuring, and executing business combinations with high-growth companies since 2021. He is a senior securities attorney with deep expertise in financial transactions, investment management, and federal securities laws and regulations.

Prior to joining Belay Associates, Mr. Shah served as Chief Compliance Officer and Regulatory Counsel at Hines, a global real estate investment firm, where he was responsible for firm-wide regulatory strategy and compliance oversight beginning in 2016. Mr. Shah previously served as a senior official at the U.S. Securities and Exchange Commission (SEC), where he was Special Counsel to Commissioner Troy Paredes and later Special Counsel to the Director of the Division of Investment Management. At the SEC, Mr. Shah advised on a wide range of enforcement, accounting, examination, and policymaking activities. He was directly involved in writing new rules regulating investment advisers under the Dodd-Frank Wall Street Reform and Consumer Protection Act and was the principal drafter of the SEC’s initial regulatory framework for robo-advisors.

Before government service, Mr. Shah held senior legal roles at Citigroup, where he advised on strategic acquisitions and the development and distribution of alternative investment products, and with Merrill Lynch, where he negotiated the structure, terms, documentation, and closing of numerous private capital investments in technology companies.

Mr. Shah began his legal career in the corporate department of Davis Polk & Wardwell LLP in New York. His practice there focused on capital markets, mergers and acquisitions, and investment management transactions for both domestic and international clients.

Mr. Shah earned his Juris Doctor (J.D.) from Harvard Law School, a Master’s degree in International Relations from the Fletcher School of Law and Diplomacy at Tufts University, and a Bachelor of Arts in Biology and Political Science from Rice University.

Our Independent Directors

Jonathan Rosenzweig — Director

Jonathan Rosenzweig is a solutions-driven and results-oriented leader with strong analytical acumen, talent development expertise, and communication skills. Throughout his career of more than 30 years, he has analyzed and interacted with management teams at both public and private companies of varying sizes. He has forged relationships with a wide range of institutional investors as well, from venture capital to the largest hedge funds and asset managers. In his various capacities, he has helped companies, investors, and securities Analysts to evaluate and to position investment narratives/ideas.

A leader of teams both large and small, Jonathan has a proven track record as an exceptional partner who collaborates constructively with colleagues across business lines, regions and functions. He brings keen strategic vision and the adeptness to deliver critical messages to staff, investors, board members, and other core constituents. Innovative process management, disciplined budgeting and expense management, rigorous modeling and forecasting, and an ability to motivate others have driven success in diverse roles and business conditions as well as in both entrepreneurial and large, complex corporate environments.

Jonathan currently serves as a fractional CFO with 18 Somerset, a venture capital and consulting firm in the FinTech arena, and Open Exchange, a global leader in multimedia solutions for investor and other communications. In these roles he assists with several functions, such as cash and expense management, modeling and forecasting, evaluating software vendors, enhancing the efficiency of monthly closing processes, and more. He also serves as an independent consultant to Bloomberg Intelligence and is affiliated as a registered representative with First Dominion Capital Corporation, a broker dealer.

From 2022-2024, Jonathan served as a Senior Partner on the Investment Team as well as the CFO at 18 Somerset. He managed the budget, financials, expense practices, and model for the firm as well as the accounting, tax, audit and other core vendor relationships. At the same time, he helped to identify compelling investment opportunities, write investment memos, forecast fundamentals, conduct valuation analyses, and support management teams in optimizing their investor narratives.

From 2021-2023, Jonathan was the CFO of Home Plate Acquisition Corp, a Special Purpose Acquisition Company, which he helped to establish and to take public. He met with senior leaders from more than 90 private firms, largely in FinTech though across multiple industries, in pursuit of a final target. Jonathan’s responsibilities were broad, including raising capital; sourcing, analyzing, and valuing potential targets; managing expenses and cash flow; producing financial statements in conjunction with the company’s partners; communicating with investors and the Board; and collaborating regularly with underwriters, auditors, accountants, attorneys, insurance brokers, and others.

From 1993-2020, Jonathan worked in Citigroup’s sell-side Equity Research Department, at first as a well-ranked securities Analyst following the Imaging sector. Jonathan spent his last 13 years at Citi as the Head of Americas Equity Research, during which all of the firm’s U.S. and Latin America Equity Research staff reported to him. In this role, he formulated and executed the Department’s strategy; recruited, developed, coached, and trained talent; oversaw performance for more than 175 employees; managed the budget as well as compensation; and fostered relationships with core institutional clients.

Jonathan currently serves as an investor and Strategic Partner to Aiera, an A.I. driven platform used by large financial institutions to power their equity research workflow, and as an Advisor to Stellar Fusion, which provides infrastructure for buy/sell-side analysts as well as corporates to develop and manage customizable financial models. He had served as a Senior Advisor to Eden Global Partners, an advisory and private equity firm founded by David Dwek, in 2022. Mr. Rosenzweig holds a BA in Economics from Duke University as well as an MBA from Duke University. We believe that Mr. Rosenzweig’s prior SPAC experience, his experience in venture capital and consulting, financial modeling and forecasting, and identifying investment opportunities, make him well qualified to serve as a member of our board of directors.

Tommaso Breschi — Director

Tommaso Breschi is a strategic, results-driven executive with deep experience in private equity, corporate development, and M&A advisory. Over the past 15+ years, he has led acquisitions, operational transformations, and growth initiatives across the U.S., Europe, and Asia-Pacific, supporting both institutional investors and portfolio companies in unlocking long-term value.

From 2017 to 2024, Tommaso served as Global Head of Corporate Development at Sodali & Co., a leading global advisory firm specializing in shareholder services, corporate governance, sustainability, and strategic communications. At Sodali, he played a key role in positioning the company for a successful sale to TPG. Working closely with family office investors, he led the company’s M&A strategy, executing multiple cross-border acquisitions and expanding operations into the U.S., UK, and Australia. Following the TPG investment, he partnered with the sponsor team to double the size of the business through strategic acquisitions and operational scaling.

Prior to Sodali, Tommaso co-founded MC Square Capital (2015 – 2017), a merchant bank and broker-dealer focused on advising family offices and mid-market companies on capital raising and M&A transactions. MC Square was formed as a spin-off of 1055 Partners, a boutique investment banking group that operated from 2013 to 2015 within MLV & Co., where Tommaso worked to deliver financial advisory services to institutional investors and family offices across sectors.

Earlier in his career, Tommaso worked in private equity at Sciens Capital (2008 – 2013), where he evaluated investments across business services, industrials, and financial services, and supported portfolio companies with growth planning, performance improvement, and exit strategies.

From 2006 to 2008, he worked at Lazard in the M&A group in New York, where he supported clients on mergers, acquisitions, and corporate finance transactions. He first joined as a Summer Associate before transitioning to a full-time role, gaining hands-on experience in cross-border deal execution and strategic advisory across multiple industries.

Tommaso began his professional journey at Accenture, where he focused on post-merger integration for pharmaceutical companies, including work on the integrations of Pfizer — Warner Lambert and Pfizer — Pharmacia in Italy.

A collaborative and hands-on leader, Tommaso works closely with management teams, board members, and investors to define strategy, manage performance, and enhance reporting and governance. He is adept at navigating both entrepreneurial and institutional environments and has supported companies in scaling operations, optimizing capital structures, and preparing for successful exits.

Tommaso currently serves on the Board of Directors of Modjoul, an AI-driven safety and productivity platform, where he supports financial planning and strategic execution following a growth investment from Solaia Capital.

Tommaso holds an MBA from the Kellogg School of Management, is a Chartered Financial Analyst (CFA®) charterholder, and earned a double Master’s degree in Engineering from the University of Florence (Environmental Engineering) and the Technical University of Denmark (Civil Engineering).

We believe that Mr. Breschi’s experience in mergers and acquisitions, evaluating investments, post-merger integration, and financial planning and strategic execution, make him well qualified to serve as a member of our board of directors.

Kevin Beard — Director

Kevin Beard is a seasoned executive in the wealth management industry, bringing over two decades of experience in independent broker-dealer (IBD) growth, acquisitions, and advisor recruitment. He currently serves as Chief Growth Officer and Founding Partner at Atria Wealth Solutions, a modern wealth management holding company he co-founded in 2017. At Atria, Mr. Beard is responsible for the firm’s overall growth and acquisition strategy, as well as financial professional recruitment. Under his leadership, Atria has expanded to support over 2,500 financial professionals and manage more than $100 billion in client assets.

Prior to founding Atria, Mr. Beard served as Executive Vice President of Recruiting and Acquisition Strategy at AIG Advisor Group, where he developed the firm’s advisor recruiting strategy and led the comprehensive planning process for all acquisitions. He also held the position of Senior Vice President of Corporate Strategy at Royal Alliance Associates subsidiary of AIG Advisory Group and the largest IBD within the AIG Network. Earlier in his career, Mr. Beard was Regional Director at Rehmann and co-founded two firms: Innovative Advanced Resources, a specialized high-net-worth investment distribution and business advisory firm, and Beard Management Inc., a wealth management consulting firm. At Innovative resources, Mr. Beard was instrumental in assisting and developing some of the top accounting firms entrée into wealth management.

Mr. Beard is actively involved in industry and philanthropic initiatives. He serves as Northeast Ohio Corporate Chair for the Arthritis Foundation, Secretary for the Financial Services Institute (FSI) Marketing Council, and is a member of the Diversity and Inclusion Committee for the Bank Insurance & Securities Association (BISA). In recognition of his leadership, he was named to Investment News Hot List 2023 and received the Wealth Solutions Report Pathfinder Award as one of the top Black leaders in wealth management.

Mr. Beard holds a Bachelor of Arts in Finance from Kent State University. We believe that Mr. Beard’s experience in acquisition strategy, comprehensive planning processes for acquisitions, investment distribution and business advisory work, make him well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by holders of ordinary shares as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, voting together as a single class. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mr. Rosenzweig will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Messrs. Beard and Breschi will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Dooley, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Related Party Considerations and Conflict Management

We are not precluded from pursuing a business combination with a company affiliated with our sponsor, officers or directors. In such cases, we will ensure that the transaction is conducted on an arm’s-length basis and in accordance with applicable governance protocols. Specifically, we, or a committee of our independent directors, will obtain a fairness opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or from another qualified independent valuation firm, stating that the proposed transaction is fair to our shareholders from a financial point of view.

Members of our management team, including our officers and directors, will directly or indirectly hold securities in our company following our IPO and therefore may have a financial interest in the successful completion of our initial business combination. These interests may present actual or perceived conflicts of interest in evaluating potential targets, especially in cases where management retention, sponsor economics, or future compensation may be subject to negotiation with the target company.

At this time, we have not selected or initiated discussions with any specific business combination target, and neither our officers, directors, sponsor, nor any party acting on our behalf has conducted substantive outreach or negotiations with any prospective target business.

Fiduciary Duties and Other Obligations

Each of our officers and directors, may, and likely do, have pre-existing fiduciary or contractual obligations to other investment vehicles or business enterprises. Under our amended and restated memorandum and articles of association, these individuals are permitted to present business combination opportunities to such other entities unless the opportunity is expressly presented to them solely in their capacity as an officer or director of our company and we are capable of pursuing such opportunity on commercially reasonable terms. We thereby expressly renounce any interest in business opportunities offered to our officers and directors outside of their role with our company.

Other SPAC Involvement and Time Commitment

Our sponsor, officers and directors, may, from time to time, be involved in sponsoring, forming, or participating in other blank check companies or investment entities during the period in which we are pursuing our initial business combination. While this may give rise to overlapping investment mandates, we do not believe this will materially impair our ability to identify or consummate a transaction. Our management team is not required to devote their full time to our business and may have competing demands on their time and attention, which we recognize as a potential source of conflict. Nonetheless, we believe the strength of our sponsor group, our access to deal flow, and the breadth of our strategic network position us to execute a high-quality transaction within the timeframe prescribed.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules prior to completion of our IPO. Our board of directors has determined that Messrs. Rosenzweig, Breschi and Beard are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. However, we are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from amounts held outside the trust account:

●	Repayment of up to an aggregate of $185,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor for technology, software, computer systems, administrative support, secretarial services and infrastructure in the amount of $10,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Messrs. Beard, Breschi and Rosenzweig serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Beard, Breschi and Rosenzweig are each independent.

Mr. Breschi serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Breschi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are be Messrs. Breschi, Beard and Rosenzweig. Mr. Beard serves serve as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Messrs. Breschi, Beard and Rosenzweig are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Beard, Breschi and Rosenzweig. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K filed with the SEC or on our website, if we establish one, and keep such information on the website for at least 12 months. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Other than as set forth in the prospectus, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. We do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of February 27, 2026, with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of the rights as the rights are not exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares
McKinley Partners LLC	420,000	(3)(4)(5)	2.36%	6,343,103	96.90%
Adam Dooley	—		—	—	—
Peter Wright	420,000	(3)	2.36%	6,343,103	96.90%
Daphne Huang	—		—	—	—
Saurabh Shah	—		—	—	—
Jonathan Rosenzweig	—		—	—	—
Tommaso Breschi	—		—	—	—
Kevin Beard	—		—	—	—
All officers and directors as a group (7 persons	420,000		2.36%	6,343,103	96.90%
5% holders of MKLY				—	—
Linden Capital L.P. (6)	1,445,000		8.12%	—	—
AQR Capital Management, LLC (7)	950,571		5.34%	—	—
LMR Partners LLP (8)	1,000,000		5.62%	—	—
Verition Fund Management LLC (9)	1,100,000		6.18%	—	—
Karpus Management, Inc. (10)	1,226,785		6.89%	—	—

(1)	Unless otherwise noted, the business address of each of the following is c/o McKinley Acquisition Corporation,75 Second Ave., Suite 605, Needham, MA 02494.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	McKinley Partners LLC, our sponsor, is the record holder of such shares. Peter Wright is the member of McKinley Partners LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Wright disclaims any beneficial ownership of the securities held by the sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	The non-managing sponsor investors purchased through the sponsor, an aggregate of 327,500 of the 420,000 private placement units purchased by our sponsor at a price of $10.00 per unit ($3,275,000 in the aggregate); the sponsor issued membership interests at a nominal purchase price ($0.004) to the non-managing sponsor investors at the closing of our IPO reflecting interests in an aggregate of 5,620,000 founder shares held by sponsor. The non-managing sponsor investors are not granted any shareholder or other rights, and are only issued membership interests in the sponsor, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares held by the sponsor.

(5)	The sponsor has transferred to Clear Street, and Clear Street has agreed to purchase from the sponsor 200,000 Class B ordinary shares, for the amount of $0.004 per share, upon the consummation of our IPO. Clear Street has agreed not to transfer, assign or sell any such ordinary shares until the completion of our initial business combination. Pursuant to such agreement, Clear Street also has the right to receive up to 229,008 Class B ordinary shares if the Lookback Price is less than $1.25. The “Lookback Price” is equal to the volume-weighted average price of the Class A Ordinary Shares (or the securities into which such shares have converted) for a 30-trading day period ending on the Release Date. The “Release Date” is the date that is the later of (i) the date that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC.

(6)	Pursuant to a Schedule 13G filed on August 18, 2025. The Statement is filed on behalf of each of the following persons (collectively, the “Reporting Persons”): i)Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”); ii) Linden GP LLC, a Delaware limited liability company (“Linden GP”); iii) Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”); and iv) Siu Min (Joe) Wong (“Mr. Wong”). The Statement relates to Class A ordinary shares, par value $0.0001 per share (the “Shares”) of McKinley Acquisition Corporation (the “Issuer”) held for the account of Linden Capital. Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by Linden Capital.

(7)	Pursuant to a Schedule 13G filed on November 13, 2025. The statement is filed on behalf of the reporting persons: AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC. The address of the reporting person is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(8)	Pursuant to a Schedule 13G filed on November 14, 2025. The statement is followed on behalf of the reporting persons: (i) LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, LMR Partners (DIFC) Limited and LMR Partners (Ireland) Limited (collectively, the “LMR Investment Managers”), which serve as the investment managers to certain funds with respect to the Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), held by certain funds; and ii) Ben Levine and Stefan Renold, who are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The address of the principal business office of each of the Reporting Persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(9)	Pursuant to a Schedule 13G filed on November 14, 2025. The Statement is filed on behalf of each of the following persons: Verition Fund Management LLC and Nicholas Maounis (collectively, the “Reporting Persons”). This Statement relates to Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) underlying units (“Units”) held for the account of Verition Multi-Strategy Master Fund Ltd. Each Unit consists of one Class A Ordinary Share and one right (each a “Unit Right”) entitling the holder to receive one-tenth of one Class A Ordinary Share upon the consummation of the Issuer’s initial business combination. Verition Fund Management LLC serves as the investment manager to Verition Multi-Strategy Master Fund Ltd. Mr. Nicholas Maounis is the managing member of Verition Fund Management LLC. In such capacities, each of the Reporting Persons may be deemed to have voting and dispositive power over the securities held for Verition Multi-Strategy Master Fund Ltd. The principal business office of each of the Reporting Persons is One American Lane, Greenwich, CT 06831.

(10)	Pursuant to a Schedule 13G filed on February 13, 2026. The statement is being filed by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus” or the “Reporting Person”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor to pay an affiliate the Sponsor a total of up to $10,000 per month for technology, software, computer systems, administrative support, secretarial services and infrastructure fee. Payments commence on the effective date of the registration statement for the Initial Public Offering until the earlier of the Company’s consummation of an initial Business Combination or its liquidation. For the period from March 27, 2025 (inception) through December 31, 2025, the Company incurred $46,452 of fees under the administrative services agreement, has made payments of $24,000, and applied $22,452 of the due from related party balance against unpaid amounts, resulting in an administrative services agreement payable of $0 as of December 31, 2025.

Promissory Note — Related Party

On March 27, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company amended and restated the Note to increase the principal sum to $185,000 (the “A&R Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed $154,522 under the A&R Note. In connection with the consummation of the Initial Public Offering and private placement on August 13, 2025, $185,000 of proceeds were used to repay the A&R Note in full, resulting in an overpayment of $30,478 which is recorded on the balance sheet as a related party receivable on August 13, 2025. The overpayment is accounted for as a prepayment for the administrative services agreement of which $22,452 has been applied for the period from March 27, 2025 (inception) through December 31, 2025, resulting in a remaining prepayment of $8,026 as of December 31, 2025 recorded in due from related party. Borrowings under the Note and A&R Note are no longer available subsequent to the consummation of the Initial Public Offering.

Private Placement Units Note

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 units were purchased by a non-interest bearing, unsecured promissory note that was issued to the Sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which the Company may draw down at any time and from time to time in its sole discretion. At the closing of an initial Business Combination, the Company will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled. The Private Placement Units Note was not yet issued and there are no amounts outstanding as of December 31, 2025.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy includes: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from working capital:

●	Repayment of up to an aggregate of $185,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor for technology, software, computer systems, administrative support, secretarial services and infrastructure in the amount of $10,000 per month;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC. Our board of directors has determined that Messrs. Rosenzweig, Breschi and Beard are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The engagement of CBIZ CPAs P.C. (“CBIZ”) was approved by the Audit Committee of the Company’s Board of Directors. During the period from March 27, 2025 (inception) through December 31, 2025, CBIZ has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to both firms for services rendered.

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by CBIZ for Audit Fees for the year ended December 31, 2025 totaled $150,353.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay CBIZ any Audit-Related Fees for the year ended December 31, 2025.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. We did not pay CBIZ any Tax Fees for the year ended December 31, 2025.

(4)	All Other Fees. All other fees consist of fees billed for all other services. We did not pay CBIZ any Other Fees for the year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 11, 2025, by and between the Company and Clear Street LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
4.1	Share Rights Agreement, dated August 11, 2025, by and between the Company and Odyssey Transfer and Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
4.2*	Description of Securities
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed on July 25, 2025)
4.4	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed on July 25, 2025)
4.5	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed on July 25, 2025)
10.1	Letter Agreement, dated August 11, 2025, among the Company, its directors and officers, Clear Street LLC, Brookline and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.2	Investment Management Trust Agreement, August 11, 2025, by and between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.3	Registration Rights Agreement, dated August 11, 2025, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.4	Private Placement Units Purchase Agreement, dated August 11, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.5	Private Placement Units Purchase Agreement, August 11, 2025 by and between the Company and Brookline (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.6	Private Placement Units Purchase Agreement, August 11, 2025 by and between the Company and Clear Street (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.7	Administrative Services Agreement, dated August 11, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.9	Founder Share Transfer Agreement by and between the Sponsor and Clear Street (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
10.10	Private Placement Units Promissory Note (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed by the registrant on August 15, 2025).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1/A filed on July 25, 2025)
21*	List of Subsidiaries
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
99.1	Form of Audit Committee Charter (incorporate by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed on July 25, 2025)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed on July 25, 2025)
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCKINLEY ACQUISITION CORPORATION

Dated: February 27, 2026	By:	/s/ Peter Wright
	Name:	Peter Wright
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Wright	Chief Executive Officer and Director	February 27, 2026
Peter Wright	(Principal Executive Officer)

/s/ Daphne Huang	Chief Financial Officer	February 27, 2026
Daphne Huang	(Principal Accounting and Financial Officer)

/s/ Adam Dooley	Chairman	February 27, 2026
Adam Dooley

/s/ Jonathan Rosenzweig	Director	February 27, 2026
Jonathan Rosenzweig

/s/ Tommaso Breschi	Director	February 27, 2026
Tommaso Breschi

/s/ Kevin Beard	Director	February 27, 2026
Kevin Beard

MCKINLEY ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

McKinley Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of McKinley Acquisition Corporation (the “Company”) as of December 31, 2025, the related statements of operations, shareholders’ deficit and cash flows for the period from March 27, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from March 27, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses within eighteen months from the closing date of its initial public offering or by such later time as the shareholders of the Company may approve by special resolution. The Company lacks the capital resources that are needed to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY
February 27, 2026

MCKINLEY ACQUISITION CORPORATION
BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets:
Cash	$1,663,042
Prepaid expenses – current	72,000
Due from related party	8,026
Total current assets	1,743,068
Non-current assets:
Cash held in Trust Account	175,137,749
Prepaid expenses – non-current	41,240
Total non-current assets	175,178,989
Total Assets	$176,922,057

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$12,350
Accrued expenses	75,000
Total current liabilities	87,350
Non-current liabilities:
Deferred underwriting commissions	4,500,000
Total non-current liabilities	4,500,000
Total Liabilities	4,587,350

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.15 per share	175,137,749

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 551,250 shares issued and outstanding (excluding 17,250,000 shares subject to redemption)	56
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,543,103 shares issued and outstanding	654
Subscription note receivable	(500,000)
Additional paid-in capital	—
Accumulated deficit	(2,303,752)
Total Shareholders’ Deficit	(2,803,042)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$176,922,057

The accompanying notes are an integral part of these financial statements.

MCKINLEY ACQUISITION CORPORATION
STATEMENT OF OPERATIONS

For the Period From March 27, 2025 (Inception) Through
December 31, 2025
Loss from operations:
Formation, general and administrative expenses	$551,852
Listing fees	35,417
Insurance expense	26,260
Subscription expense	1,500
Net loss from operations	(615,029)
Other income:
Interest income on Trust Account	2,637,749
Net other income	2,637,749
Net income	$2,022,720

Basic weighted average Class A ordinary shares subject to redemption outstanding	8,638,393
Basic net income per Class A ordinary shares subject to redemption	$0.13
Basic weighted average Class A & Class B ordinary shares not subject to redemption outstanding	6,358,978
Basic net income per Class A & Class B ordinary shares not subject to redemption	$0.13
Diluted weighted average Class A ordinary shares subject to redemption outstanding	8,638,393
Diluted net income per Class A ordinary shares subject to redemption	$0.13
Diluted weighted average Class A & Class B ordinary shares not subject to redemption outstanding	6,800,942
Diluted net income per Class A & Class B ordinary shares not subject to redemption	$0.13

The accompanying notes are an integral part of these financial statements.

MCKINLEY ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A ordinary shares		Class B ordinary shares		Subscription Note	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of March 27, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,543,103	654	—	24,346	—	25,000
Proceeds from sale of Public Units allocated to Rights	—	—	—	—	—	3,622,244	—	3,622,244
Allocated value of transaction costs to Rights	—	—	—	—	—	(175,365)	—	(175,365)
Sale of Private Placement Units, net of subscription note receivable	465,000	47	—	—	(500,000)	4,649,953	—	4,150,000
Sponsor’s transfer of non-managing membership interests to investors	—	—	—	—	—	12,765,331	—	12,765,331
Cost of raising capital for non-managing sponsor and underwriter interests	—	—	—	—	—	(12,765,331)	—	(12,765,331)
Issuance of non-redeemable shares to underwriter as compensation	86,250	9	—	—	—	749,991	—	750,000
Exercise of over-allotment option	—	—	—	—	—	149,000	—	149,000
Proceeds from over-allotment option allocated to the Rights	—	—	—	—	—	543,337	—	543,337
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(9,563,506)	(4,326,472)	(13,889,978)
Net income	—	—	—	—	—	—	2,022,720	2,022,720
Balance as of December 31, 2025	551,250	$56	6,543,103	$654	$(500,000)	$—	$(2,303,752)	$(2,803,042)

The accompanying notes are an integral part of these financial statements.

MCKINLEY ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$2,022,720
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on Trust Account	(2,637,749)
Changes in operating assets and liabilities:
Prepaid expenses	(113,240)
Due from related party	(8,026)
Accounts payable	12,350
Accrued expenses	75,000
Net cash used in operating activities	(648,945)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	150,000,000
Proceeds from exercise of over-allotment option	22,500,000
Proceeds from sale of Private Placement Units, net of subscription note receivable	4,150,000
Payment of underwriter fees and commissions	(1,575,000)
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from promissory note – related party	154,522
Payment of promissory note – related party	(154,522)
Payment of offering costs	(288,013)
Net cash provided by financing activities	174,811,987

Net change in cash	1,663,042
Cash – beginning of period	—
Cash – end of period	$1,663,042

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$13,889,978
Sponsor’s transfer of non-managing membership interests to investors	$12,765,331

The accompanying notes are an integral part of these financial statements.

MCKINLEY ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from March 27, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, seeking a target business to acquire. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is McKinley Partners LLC (the “Sponsor”).

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

Going Concern and Liquidity

As of December 31, 2025, the Company had $1,663,042 of cash and working capital of $1,655,718. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern Considerations, as of December 31, 2025, the Company does not have sufficient liquidity to meet its obligations for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing an initial Business Combination. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,663,042 cash and no cash equivalents as of December 31, 2025.

Cash Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $175,137,749, were held in in a demand deposit account.

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

Due From Related Party

The Company had a $8,026 receivable from the Sponsor as of December 31, 2025 (see Note 6). The amount is expected to be repaid in full.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company has assessed the impact of ASU 2023-09 and determined there is no material impact on its financial position, results of operations or cash flows.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of the new law and determined none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Class A ordinary shares subject to redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 17,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and in connection with the full exercise of the underwriters’ over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of December 31, 2025, Class A ordinary shares subject to redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$150,000,000
Less:
Proceeds allocated to Public Rights	(3,622,244)
Proceeds allocated to over-allotment option liability	(145,402)
Offering costs allocated to Class A ordinary shares subject to redemption	(6,941,246)
Plus:
Accretion of Class A ordinary shares subject to redemption	10,708,892
Class A ordinary shares subject to redemption at August 13, 2025	150,000,000
Gross proceeds from exercise of over-allotment option	22,500,000
Less:
Proceeds allocated to Public Rights	(543,337)
Plus:
Accretion of Class A ordinary shares subject to redemption	3,181,086
Class A ordinary shares subject to redemption at December 31, 2025	175,137,749

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two categories of shares for the purposes of calculating net income per ordinary share, which include redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income is allocated pro rata between the two categories of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

	For the period from
	March 27, 2025 (inception) through
	December 31, 2025
	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,165,074	$857,646
Denominator:
Basic weighted average shares outstanding	8,638,393	6,358,978
Basic net income per ordinary share	$0.13	$0.13

	For the period from
	March 27, 2025 (inception) through
	December 31, 2025
	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,131,723	$890,997
Denominator:
Diluted weighted average shares outstanding	8,638,393	6,800,942
Diluted net income per ordinary share	$0.13	$0.13

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its fair value at the closing of the Initial Public Offering.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Additionally, the Sponsor issued membership interests to the non-managing sponsor investors reflecting interests in bonus shares, which provide for an additional distribution of founder shares from the Sponsor to the non-managing sponsor members in the event the variable-weighted average price of Class A ordinary shares is less than $1.25 per share for the 30-trading day period ending on the date that is later than (i) the day that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC (the “Lookback Date”) (the “Bonus Shares”).

The agreement with the non-managing investors was entered into directly with the Sponsor and makes reference to the Private Placement Units and founder shares of the Company. The interests and Private Placement Units associated in the agreement are supported on one-for-one basis with the Company’s underlying Private Placement Units and founder shares. The fact that the Sponsor provided the non-managing members with interests in founder shares and Bonus Shares for their participation in the private placement is a benefit to the Company and falls under SAB Topic 5A and 5T. As such, the Company obtained valuations for the founder shares and the non-managing sponsors interests in Bonus Shares as of the date of the Initial Public Offering to account for the charge of such transfer of interests to the non-managing members. As of the close of the Initial Public Offering on August 13, 2025, the fair value of the founder shares was $4.51 per share, or $11,809,000 in the aggregate, and the fair value of the non-managing sponsor interests in Bonus Shares was $51,725. Since the cost of these interest allocations to the non-managing members are considered offering costs, the Company recorded the aggregate fair value of $11,860,725 into equity for the non-managing sponsor transaction at the closing of the Initial Public Offering.

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

The Transfer Agreement with the underwriter was entered into directly with the Sponsor. The fact that the Sponsor sold the underwriter founder shares at a discount (“Discount”) and granted the underwriter an interest in the Bonus Shares for their participation in the private placement is a benefit to the Company and falls under SAB Topic 5A. As such, the Company obtained valuations for the founder shares and the underwriter’s interests in the Bonus Shares as of the date of the Initial Public Offering to account for the charge of the Discount and their interests in the Bonus Shares. As of the close of the Initial Public Offering on August 13, 2025, the fair value of the founder shares was $4.51 per share, or $902,000 in the aggregate, and the fair value of the underwriter’s interest in the Bonus Shares was $2,606. Since the Discount and interest in Bonus Shares are considered offering costs, the Company recorded the aggregate fair value of $904,606 into equity for the transaction at the closing of the Initial Public Offering.

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

December 31, 2025
Cash	$1,663,042
Cash held in Trust Account	$175,137,749
Total Assets	$176,922,057

For the Period from March 27, 2025 (Inception) through December 31, 2025
Net loss from operations	$(615,029)
Interest income on Trust Account	$2,637,749
Net income	$2,022,720

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor to pay an affiliate the Sponsor a total of up to $10,000 per month for technology, software, computer systems, administrative support, secretarial services and infrastructure fee. Payments commence on the effective date of the registration statement for the Initial Public Offering until the earlier of the Company’s consummation of an initial Business Combination or its liquidation. For the period from March 27, 2025 (inception) through December 31, 2025, the Company incurred $46,452 of fees under the administrative services agreement, has made payments of $24,000, and applied $22,452 of the due from related party balance against unpaid amounts, resulting in an administrative services agreement payable of $0 as of December 31, 2025.

Promissory Note — Related Party

On March 27, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company amended and restated the Note to increase the principal sum to $185,000 (the “A&R Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed $154,522 under the A&R Note. In connection with the consummation of the Initial Public Offering and private placement on August 13, 2025, $185,000 of proceeds were used to repay the A&R Note in full, resulting in an overpayment of $30,478 which is recorded on the balance sheet as a related party receivable on August 13, 2025. The overpayment is accounted for as a prepayment for the administrative services agreement of which $22,452 has been applied for the period from March 27, 2025 (inception) through December 31, 2025, resulting in a remaining prepayment of $8,026 as of December 31, 2025 recorded in due from related party. Borrowings under the Note and A&R Note are no longer available subsequent to the consummation of the Initial Public Offering.

Private Placement Units Note

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 units were purchased by a non-interest bearing, unsecured promissory note that was issued to the Sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which the Company may draw down at any time and from time to time in its sole discretion. At the closing of an initial Business Combination, the Company will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled. The Private Placement Units Note was not yet issued and there are no amounts outstanding as of December 31, 2025.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Representative Shares

The Company issued an aggregate of 86,250 ordinary shares to the underwriters and/or its designees (the “Representative Shares”) at the consummation of the Initial Public Offering and in connection with the underwriters full exercise of the over-allotment option. The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The underwriters (and any of its designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of an initial Business Combination. In addition, the Representative Shares were deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, the underwriters agreed (and any of its designees to whom the Representative Shares are issued agreed) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 239,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025, there were 17,801,250 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On April 9, 2025, the Company issued 6,543,103 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of December 31, 2025, there were 6,543,103 Class B ordinary shares issued and outstanding.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Cash held in Trust Account	1	$175,137,749
Liabilities
Over-allotment option liability	3	$—

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

August 13, 2025
Unit price	$9.98
Exercise price	10.00
Risk-free rate	4.36%
Estimated volatility	3.63%
Time to expiration (years)	0.12

The Company determined that the change in fair value of the over-allotment option liability from August 13, 2025, the date of the Company’s Initial Public Offering, to August 15, 2025, the date the underwriters’ over-allotment option was exercised in full, was de minimis.

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3
Balance as of March 27, 2025 (inception)	$—
Over-allotment option liability	149,000
Change in fair value	—
Exercise of over-allotment option	(149,000)
Balance as of December 31, 2025	$—

Non-recurring Fair Value Measurements

The following table presents information about the Company’s non-recurring fair value measurements on August 13, 2025 in connection with the consummation of the Company’s Initial Public Offering, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 13, 2025
Equity:
Fair value of Public Rights for Class A ordinary shares subject to redemption allocation	3	$3,622,244
Fair value of NMSI interests in founder shares	3	$11,809,000
Fair value of underwriter interests in founder shares	3	$902,000
Non-managing sponsor interest in Bonus Shares	3	$51,725
Underwriter interest in Bonus Shares	3	$2,606

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

The interests in founder shares were valued by determining a value of the common stock price reduced by the probability of no acquisition and by a discount for lack of marketability. The following is a summary of key inputs utilized:

August 13, 2025
Underlying stock price	$9.74
Estimated probability of successful business combination	70.00%
Indicated marketable value of Class B ordinary shares	$6.82
Estimated volatility	80.00%
Risk-free rate	3.76%
Time to expiration (years)	1.50
Indicated cost of put option	$2.31
Estimated fair value of one Class B ordinary share	$4.51

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2025, the balance sheet date, up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.