Form 10-Q
period 2026-03-31
McKinley Acquisition Corp
filed 2026-05-15
CIK 2067592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 17,801,250 Class A ordinary shares, par value $0.0001, issued and outstanding, and 6,543,103 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025 (Audited)	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2026 and for the period from March 27, 2025 (inception) through March 31, 2025	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2026 and for the period from March 27, 2025 (inception) through March 31, 2025	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2026 and for the period from March 27, 2025 (inception) through March 31, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Mine Safety Disclosures.	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	28

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MCKINLEY ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$1,410,014	$1,663,042
Prepaid expenses – current	138,953	72,000
Due from related party	—	8,026
Total current assets	1,548,967	1,743,068
Non-current assets:
Cash held in Trust Account	176,657,691	175,137,749
Prepaid expenses – non-current	24,596	41,240
Total non-current assets	176,682,287	175,178,989
Total Assets	$178,231,254	$176,922,057

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,517	12,350
Accrued expenses	102,711	75,000
Administrative services fee payable – related party	3,824	—
Total current liabilities	110,052	87,350
Non-current liabilities:
Deferred underwriting commissions	5,175,000	4,500,000
Total non-current liabilities	5,175,000	4,500,000
Total Liabilities	5,285,052	4,587,350

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.24 and $10.15 per share as of March 31, 2026 and December 31, 2025, respectively	176,657,691	175,137,749

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 551,250 shares issued and outstanding (excluding 17,250,000 shares subject to redemption)	56	56
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,543,103 shares issued and outstanding	654	654
Subscription note receivable	(500,000)	(500,000)
Additional paid-in capital	—	—
Accumulated deficit	(3,212,199)	(2,303,752)
Total Shareholders’ Deficit	(3,711,489)	(2,803,042)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$178,231,254	176,922,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period From March 27, 2025 (Inception) Through
	March 31, 2026	March 31, 2025
Loss from operations:
Formation, general and administrative expenses	$193,756	$8,601
Listing fees	20,783	—
Insurance expense	16,644	—
Subscription expense	2,264	—
Net loss from operations	(233,447)	(8,601)
Other income:
Interest income on Trust Account	1,519,942	—
Net other income	1,519,942	—
Net income (loss)	$1,286,495	$(8,601)

Basic weighted average Class A ordinary shares subject to possible redemption outstanding	17,250,000	—
Basic net income per Class A ordinary shares subject to possible redemption	$0.05	$—
Basic weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	7,055,603	—
Basic net income per Class A & Class B ordinary shares not subject to possible redemption	$0.05	$—
Diluted weighted average Class A ordinary shares subject to possible redemption outstanding	17,250,000	—
Diluted net income per Class A ordinary shares subject to possible redemption	$0.05	$—
Diluted weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	7,055,603	—
Diluted net income per Class A & Class B ordinary shares not subject to possible redemption	$0.05	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A ordinary shares		Class B ordinary shares		Subscription Note	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of January 1, 2026	551,250	$56	6,543,103	$654	$(500,000)	$—	$(2,303,752)	$(2,803,042)
Increase to deferred underwriting commissions due to exercise of over-allotment option(1)	—	—	—	—	—	—	(675,000)	(675,000)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	—	(1,519,942)	(1,519,942)
Net income	—	—	—	—	—	—	1,286,495	1,286,495
Balance as of March 31, 2026	551,250	$56	6,543,103	$654	$(500,000)	$—	$(3,212,199)	$(3,711,489)

(1)	As a result of the underwriters full exercise of the underwriters’ over-allotment option, the underwriters are entitled to additional deferred underwriting commissions of 3.0% from the gross proceeds from the sale of the additional 2,250,000 Units, or $675,000. As such, the Company recorded an adjustment of $675,000 to increase the deferred underwriting commission payable to $5,175,000. See Note 7.

FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A ordinary shares		Class B ordinary shares		Subscription Note	Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of March 27, 2025 (Inception)	—	—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(8,601)	(8,601)
Balance as of March 31, 2025	—	—	—	$—	$—	$—	$(8,601)	$(8,601)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Three Months Ended	March 27, 2025 (Inception) Through
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,286,495	$(8,601)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on Trust Account	(1,519,942)	—
Changes in operating assets and liabilities:
Prepaid expenses	(50,309)	(45,000)
Due from related party	8,026	—
Accounts payable	(8,833)	7,506
Accrued expenses	27,711	1,095
Administrative service fee payable – related party	3,824	—
Net cash used in operating activities	(253,028)	(45,000)

Cash Flows from Financing Activities:
Proceeds from Sponsor for purchase of Class B ordinary shares	—	25,000
Proceeds from promissory note – related party	—	20,000
Net cash provided by financing activities	—	45,000

Net change in cash	(253,028)	—
Cash – beginning of period	1,663,042	—
Cash – end of period	$1,410,014	$—

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$1,519,942	$—
Increase to deferred underwriting commissions due to exercise of over-allotment option	$675,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from March 27, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, seeking a target business to acquire. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is McKinley Partners LLC (the “Sponsor”).

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

Transaction costs amounted to $7,262,013, consisting of $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting commissions, and $1,262,013 of other offering costs. Deferred underwriting commissions increased to $5,175,000 due to the underwriters’ full exercise of the over-allotment option on August 15, 2025.

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

Going Concern and Liquidity

As of March 31, 2026, the Company had $1,410,014 of cash and working capital of $1,438,915. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern Considerations, as of March 31, 2026, the Company does not have sufficient liquidity to meet its obligations for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing an initial Business Combination. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and the conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

In addition to the Russia-Ukraine conflict, the U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Disruptions to critical maritime shipping routes have led major shipping companies and tanker operators to suspend or reroute operations, increasing transit times and freight costs and causing widespread supply chain disruptions. Insurance coverage for certain high-risk areas has become more costly or unavailable, and regional airspace closures have adversely affected commercial aviation. These developments have contributed to volatility in global commodity prices, including oil, and have resulted in declines in global equity markets and increased demand for safe-haven assets. The evolving conflict environment has also led to heightened sanctions enforcement and increased compliance risks in financial markets.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,410,014 and $1,663,042 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $176,657,691 and $175,137,749, respectively, were held in a demand deposit account.

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

Due From Related Party

The Company had a $8,026 receivable from the Sponsor as of December 31, 2025 (see Note 6). The amount was repaid in full with no amounts outstanding as of March 31, 2026.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On August 15, 2025, the underwriters formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units. The Units were delivered to the underwriters in connection with the closing on August 19, 2025. As such, the Company recorded an additional $22,500,000 of gross proceeds to cash held in Trust Account and an additional $675,000 of deferred underwriting commissions as a result of the full exercise.

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

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Class A ordinary shares subject to redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 17,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and in connection with the full exercise of the underwriters’ over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to redemption at December 31, 2025	175,137,749
Plus:
Accretion of Class A ordinary shares subject to redemption	1,519,942
Class A ordinary shares subject to redemption at March 31, 2026	176,657,691

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

	For the Three Months Ended
	March 31, 2026
	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$913,042	$373,453
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	7,055,603
Basic and diluted net income per ordinary share	$0.05	$0.05

There were no redeemable Class A ordinary shares or non-redeemable Class A and Class B ordinary shares issued and outstanding as of March 31, 2025. As such, there are no earnings per share to report for the period from March 27, 2025 (inception) through March 31, 2025.

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

Correction of Error in the Prior Period Financial Statements

The Company identified an error in the balance of the deferred underwriting fee commissions as of December 31, 2025 as a result of the exercise of the underwriters’ over-allotment option on August 15, 2025. The Company recorded an out of period adjustment to the financial statements as of, and for the three months ended, March 31, 2026 of $675,000 to adjust the balance from 4,500,000 as of December 31, 2025 to $5,175,000 as of March 31, 2026. The adjustment appropriately reflects the underwriters’ entitlement to deferred commissions of 3.0% of the proceeds generated from the 15,000,000 Units sold in the Initial Public Offering and 2,250,000 Units sold pursuant to the underwriter’s over-allotment option. The Company determined the adjustment was not material to prior period financial statements.

Recent Accounting Standards

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”). This standard clarifies the guidance in determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a SPAC. ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. The ASU is applied prospectively to all business combinations with acquisition dates occurring on or after the date of initial application. The ASU is effective for all annual reporting periods (and interim periods in annual reporting periods) beginning after December 15, 2026. Early adoption is permitted in interim or annual reporting periods in which financial statements have not yet been issued (or made available for issuance). The Company has elected to early adopt ASU 2025-03 in 2026.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

	March 31, 2026	December 31, 2025
Cash	$1,410,014	$1,663,042
Cash held in Trust Account	$176,657,691	$175,137,749
Total Assets	$178,231,254	$176,922,057

	For the Three Months Ended March 31, 2026	For the Period from March 27, 2025 (Inception) through March 31, 2025
Net loss from operations	$(233,447)	$(8,601)
Interest income on Trust Account	$1,519,942	$—
Net income (loss)	$1,286,495	$(8,601)

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor to pay an affiliate the Sponsor a total of up to $10,000 per month for technology, software, computer systems, administrative support, secretarial services and infrastructure fee. Payments commence on the effective date of the registration statement for the Initial Public Offering until the earlier of the Company’s consummation of an initial Business Combination or its liquidation. For the three months ended March 31, 2026 and for the period from March 27, 2025 (inception) through March 31, 2025, the Company incurred $30,000 and $0 of fees under the administrative services agreement, respectively. As of March 31, 2026 and December 31, 2025, the Company has made payments of $42,000 and $24,000, respectively, and applied $8,176 and $22,452 of the due from related party balance against unpaid amounts, respectively resulting in an administrative services agreement payable of $3,824 and $0 as of March 31, 2026 and December 31, 2025, respectively.

Promissory Note — Related Party

On March 27, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company amended and restated the Note to increase the principal sum to $185,000 (the “A&R Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed $154,522 under the A&R Note. In connection with the consummation of the Initial Public Offering and private placement on August 13, 2025, $185,000 of proceeds were used to repay the A&R Note in full, resulting in an overpayment of $30,478 which is recorded on the balance sheet as a related party receivable on August 13, 2025. The overpayment is accounted for as a prepayment for the administrative services agreement of which $8,176 (inclusive of an additional $150 invoice payment made on behalf of a related party during the three months ended March 31, 2026) and $22,452 has been applied for the three months ended March 31, 2026 and for the period from March 27, 2025 (inception) through December 31, 2025, respectively, resulting in a remaining prepayment $0 and of $8,026 as of March 31, 2026 and December 31, 2025, respectively, recorded in due from related party. Borrowings under the Note and A&R Note are no longer available subsequent to the consummation of the Initial Public Offering.

Private Placement Units Note

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 units were purchased by a non-interest bearing, unsecured promissory note that was issued to the Sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which the Company may draw down at any time and from time to time in its sole discretion. At the closing of an initial Business Combination, the Company will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled. The Private Placement Units Note was not yet issued and there are no amounts outstanding as of March 31, 2026 and December 31, 2025.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The underwriters were granted a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the Initial Public Offering. On August 15, 2025, the underwriters formally notified the Company that they will exercise their over-allotment option to the full extent of 2,250,000 Units at $10.00 per Unit, generating additional proceeds to the Company of $22,500,000. The Units were delivered to the underwriters in connection with the closing on August 19, 2025. The $22,500,000 of proceeds were placed in the Trust Account.

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a contingent, deferred fee of $0.30 per Unit, or $4,500,000 from the Units sold in the Initial Public Offering and $675,000 from the Units sold pursuant to the underwriter’s exercise of the over-allotment option in full, resulting in deferred underwriting commissions payable of $5,175,000 in the aggregate as of March 31, 2026. The contingent, deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 239,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 17,801,250 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On April 9, 2025, the Company issued 6,543,103 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of March 31, 2026 and December 31, 2025, there were 6,543,103 Class B ordinary shares issued and outstanding.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Cash held in Trust Account	1	$176,657,691

	Level	December 31, 2025
Assets:
Cash held in Trust Account	1	$175,137,749
Liabilities
Over-allotment option liability	3	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2026, the balance sheet date, up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to (i) the “Company,” “us,” or “we” are to McKinley Acquisition Corporation, a Cayman Islands exempted company; (ii) “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to McKinley Partners LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2025 in connection with our Initial Public Offering (our “Final Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 27, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report on Form 10-Q as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

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

As indicated in the financial statements, at March 31, 2026, we had $1,410,014 of cash and $176,657,691 of amounts held in the Trust Account. We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of March 31, 2026, we have neither engaged in any business operations nor generated any revenues. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering that closed on August 13, 2025, and following the Initial Public Offering, seeking a target business to acquire. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying a target business to acquire.

For the three months ended March 31, 2026, we had net income of $1,286,495. Net income was comprised of $1,519,942 interest income on cash and marketable securities held in the Trust Account, offset by $193,756 of general and administrative expenses, listing fee expense of $20,783, insurance expense of $16,644, and subscription expense of $2,264.

For the period from March 27, 2025 (inception) through March 31, 2025, we had net loss of $8,601, comprised of formation, general and administrative expenses of $8,601.

Liquidity and Capital Resources

We had cash of $1,410,014 and $1,663,042 and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively. We had working capital of $1,438,915 and $1,655,718 as of March 31, 2026 and December 31, 2025, respectively.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report on Form 10-Q as we have not conducted any business operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates as of March 31, 2026:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Final Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s Final Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2026

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

McKinley Acquisition Corporation

May 15, 2026	By:	/s/ Peter Wright
		Name:	Peter Wright
		Title:	Chief Executive Officer (Principal Executive Officer)

May 15, 2026	By:	/s/ Daphne Huang
		Name:	Daphne Huang
		Title:	Chief Financial Officer (Principal Financial Officer)