Form 10-Q
period 2026-06-30
McKinley Acquisition Corp
filed 2026-08-14
CIK 2067592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 17,801,250 Class A ordinary shares, par value $0.0001, issued and outstanding, and 6,543,103 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2026 and 2025, for the six months ended June 30, 2026 and for the period from March 27, 2025 (inception) through June 30, 2025	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2026 and 2025, for the six months ended June 30, 2026 and for the period from March 27, 2025 (inception) through June 30, 2025	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2026 and for the period from March 27, 2025 (inception) through June 30, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	30
Item 4.	Mine Safety Disclosures.	30
Item 5.	Other Information.	30
Item 6.	Exhibits.	30

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MCKINLEY ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$1,027,588	$1,663,042
Prepaid expenses – current	114,956	72,000
Due from related party	—	8,026
Total current assets	1,142,544	1,743,068
Non-current assets:
Cash held in Trust Account	178,185,780	175,137,749
Prepaid expenses – non-current	7,767	41,240
Total non-current assets	178,193,547	175,178,989
Total Assets	$179,336,091	$176,922,057

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$35,557	12,350
Accrued expenses	264,372	75,000
Administrative services fee payable – related party	15,824	—
Total current liabilities	315,753	87,350
Non-current liabilities:
Deferred underwriting commissions	5,175,000	4,500,000
Total non-current liabilities	5,175,000	4,500,000
Total Liabilities	5,490,753	4,587,350

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.33 and $10.15 per share as of June 30, 2026 and December 31, 2025, respectively	178,185,780	175,137,749

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 551,250 shares issued and outstanding (excluding 17,250,000 shares subject to redemption)	56	56
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,543,103 shares issued and outstanding	654	654
Subscription note receivable	(500,000)	(500,000)
Additional paid-in capital	—	—
Accumulated deficit	(3,841,152)	(2,303,752)
Total Shareholders’ Deficit	(4,340,442)	(2,803,042)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$179,336,091	176,922,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended	For the Period From March 27, 2025 (Inception) Through
	June 30,		June 30,	June 30,
	2026	2025	2026	2025
Loss from operations:
Formation, general and administrative expenses	$588,127	$54,820	$781,883	$63,421
Listing fees	21,250	—	42,033	—
Insurance expense	16,829	—	33,473	—
Subscription expense	2,747	—	5,011	—
Net loss from operations	(628,953)	(54,820)	(862,400)	(63,421)
Other income:
Interest income on Trust Account	1,528,089	—	3,048,031	—
Net other income	1,528,089	—	3,048,031	—
Net income (loss)	$899,136	$(54,820)	$2,185,631	$(63,421)

Basic and diluted weighted average Class A ordinary shares subject to possible redemption outstanding	17,250,000	—	17,250,000	—
Basic and diluted net income per Class A ordinary shares subject to possible redemption	$0.04	$—	$0.09	$—
Basic and diluted weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	7,055,603	5,689,655	7,055,603	5,689,655
Basic and diluted net income (loss) per Class A & Class B ordinary shares not subject to possible redemption	$0.04	$(0.01)	$0.09	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A ordinary shares		Class B ordinary shares		Subscription Note	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of January 1, 2026	551,250	$56	6,543,103	$654	$(500,000)	$—	$(2,303,752)	$(2,803,042)
Increase to deferred underwriting commissions due to exercise of over-allotment option(1)	—	—	—	—	—	—	(675,000)	(675,000)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	—	(1,519,942)	(1,519,942)
Net income	—	—	—	—	—	—	1,286,495	1,286,495
Balance as of March 31, 2026	551,250	56	6,543,103	654	(500,000)	—	(3,212,199)	(3,711,489)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	—	(1,528,089)	(1,528,089)
Net income	—	—	—	—	—	—	899,136	899,136
Balance as of June 30, 2026	551,250	$56	6,543,103	$654	$(500,000)	$—	$(3,841,152)	$(4,340,442)

(1)	As a result of the underwriters full exercise of the underwriters’ over-allotment option, the underwriters are entitled to additional deferred underwriting commissions of 3.0% from the gross proceeds from the sale of the additional 2,250,000 Units, or $675,000. As such, the Company recorded an adjustment of $675,000 to increase the deferred underwriting commission payable to $5,175,000. See Note 7.

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A ordinary shares		Class B ordinary shares		Subscription Note	Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of March 27, 2025 (Inception)	—	—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	(8,601)	(8,601)
Balance as of March 31, 2025	—	—	—	—	—	—	(8,601)	(8,601)
Issuance of Class B ordinary shares to Sponsor(1)	—	—	6,543,103	654	—	24,346	—	25,000
Net loss	—	—	—	—	—	—	(54,820)	(54,820)
Balance as of June 30, 2025	—	—	6,543,103	$654	$—	$24,346	$(63,421)	$(38,421)

(1)	Includes an aggregate of up to 853,448 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Six Months Ended	March 27, 2025 (Inception) Through
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,185,631	$(63,421)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on Trust Account	(3,048,031)	—
Changes in operating assets and liabilities:
Prepaid expenses	(9,483)	(70,000)
Due from related party	8,026	—
Accounts payable	23,207	649
Accrued expenses	189,372	21,263
Administrative service fee payable – related party	15,824	—
Net cash used in operating activities	(635,454)	(111,509)

Cash Flows from Financing Activities:
Proceeds from Sponsor for purchase of Class B ordinary shares	—	25,000
Proceeds from promissory note – related party	—	121,210
Payment of offering costs		(34,701)
Net cash provided by financing activities	—	111,509

Net change in cash	(635,454)	—
Cash – beginning of period	1,663,042	—
Cash – end of period	$1,027,588	$—

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$3,048,031	$—
Increase to deferred underwriting commissions due to exercise of over-allotment option	$675,000	$—
Deferred offering costs included in accrued offering costs	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from March 27, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, seeking a target business to acquire. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is McKinley Partners LLC (the “Sponsor”).

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

On July 30, 2026, the Company, McKinley Acquisition Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and Space-Eyes, Inc., a Delaware corporation (“Space-Eyes”), entered into a business combination agreement (as it may be amended from time to time, the “Business Combination Agreement”), contemplating several transactions in connection with which the Company will become the parent company of Space-Eyes (see Note 10).

Going Concern and Liquidity

As of June 30, 2026, the Company had $1,027,588 of cash and working capital of $826,791. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern Considerations, as of June 30, 2026, the Company does not have sufficient liquidity to meet its obligations for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing an initial Business Combination. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,027,588 and $1,663,042 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and United States Treasury Bills Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $178,185,780 and $175,137,749, respectively, were held in United States Treasury Bills and a demand deposit account, respectively.

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

Due From Related Party

The Company had a $8,026 receivable from the Sponsor as of December 31, 2025 (see Note 6). The amount was repaid in full with no amounts outstanding as of June 30, 2026.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of the new law and determined none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Class A ordinary shares subject to redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 17,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and in connection with the full exercise of the underwriters’ over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Class A ordinary shares subject to redemption at December 31, 2025	175,137,749
Plus:
Accretion of Class A ordinary shares subject to redemption	1,519,942
Class A ordinary shares subject to redemption at March 31, 2026	176,657,691
Accretion of Class A ordinary shares subject to redemption	1,528,089
Class A ordinary shares subject to redemption at June 30, 2026	$178,185,780

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

	For the Three Months Ended
	June 30,
	2026		2025
	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$638,128	$261,008	$—	$(54,820)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	7,055,603	—	5,689,655
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$—	(0.01)

	For the Six Months Ended		For the Period From March 27, 2025 (Inception) Through
	June 30,		June 30,
	2026		2025
	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non-redeemable Class A & Class B ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$1,551,171	$634,460	$—	$(63,421)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	7,055,603	—	5,689,655
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$—	(0.01)

There were no redeemable Class A ordinary shares issued and outstanding as of June 30, 2025. As such, there are no earnings per redeemable Class A ordinary shares to report for the three months ended June 30, 2025 or for the period from March 27, 2025 (inception) through June 30, 2025.

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

Correction of Error in the Prior Period Financial Statements

The Company identified an error in the balance of the deferred underwriting fee commissions as of December 31, 2025 as a result of the exercise of the underwriters’ over-allotment option on August 15, 2025. The Company recorded an out of period adjustment to the financial statements as of, and for the six months ended, June 30, 2026 of $675,000 to adjust the balance from 4,500,000 as of December 31, 2025 to $5,175,000 as of June 30, 2026. The adjustment appropriately reflects the underwriters’ entitlement to deferred commissions of 3.0% of the proceeds generated from the 15,000,000 Units sold in the Initial Public Offering and 2,250,000 Units sold pursuant to the underwriter’s over-allotment option. The Company determined the adjustment was not material to prior period financial statements.

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

	June 30, 2026	December 31, 2025
Cash	$1,027,588	$1,663,042
Cash held in Trust Account	$178,185,780	$175,137,749
Total Assets	$179,336,091	$176,922,057

				For the Period From March 27, 2025
	For the Three Months Ended June 30,		For the Six Months Ended June 30,	(Inception) Through June 30,
	2026	2025	2026	2025
Net loss from operations	$(628,953)	$(54,820)	$(862,400)	$(63,421)
Interest income on Trust Account	$1,528,089	$—	$3,048,031	$—
Net income (loss)	$899,136	$(54,820)	$2,185,631	$(63,421)

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor to pay an affiliate the Sponsor a total of up to $10,000 per month for technology, software, computer systems, administrative support, secretarial services and infrastructure fee. Payments commence on the effective date of the registration statement for the Initial Public Offering until the earlier of the Company’s consummation of an initial Business Combination or its liquidation. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 of fees under the administrative services agreement, respectively. As of June 30, 2026 and December 31, 2025, the Company has made payments of $60,000 and $24,000, respectively, and applied $8,176 and $22,452 of the due from related party balance against unpaid amounts, respectively resulting in an administrative services agreement payable of $15,824 and $0 as of June 30, 2026 and December 31, 2025, respectively. No amounts were incurred or outstanding for the three months ended June 30, 2025 or for the period from March 27, 2025 (inception) through June 30, 2025.

Promissory Note — Related Party

On March 27, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company amended and restated the Note to increase the principal sum to $185,000 (the “A&R Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed $154,522 under the A&R Note. In connection with the consummation of the Initial Public Offering and private placement on August 13, 2025, $185,000 of proceeds were used to repay the A&R Note in full, resulting in an overpayment of $30,478 which is recorded on the balance sheet as a related party receivable on August 13, 2025. The overpayment is accounted for as a prepayment for the administrative services agreement of which $8,176 (inclusive of an additional $150 invoice payment made on behalf of a related party during the six months ended June 30, 2026) resulting in a remaining prepayment $0 and of $8,026 as of June 30, 2026 and December 31, 2025, respectively, recorded in due from related party. Borrowings under the Note and A&R Note are no longer available subsequent to the consummation of the Initial Public Offering.

Private Placement Units Note

In connection with the Sponsor’s purchase of Private Placement Units in the private placement, a total of 50,000 units were purchased by a non-interest bearing, unsecured promissory note that was issued to the Sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which the Company may draw down at any time and from time to time in its sole discretion. At the closing of an initial Business Combination, the Company will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled. The Private Placement Units Note was not yet issued and there are no amounts outstanding as of June 30, 2026 and December 31, 2025.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares (“Working Capital Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a contingent, deferred fee of $0.30 per Unit, or $4,500,000 from the Units sold in the Initial Public Offering and $675,000 from the Units sold pursuant to the underwriter’s exercise of the over-allotment option in full, resulting in deferred underwriting commissions payable of $5,175,000 in the aggregate as of June 30, 2026. The contingent, deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 239,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 17,801,250 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On April 9, 2025, the Company issued 6,543,103 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of June 30, 2026 and December 31, 2025, there were 6,543,103 Class B ordinary shares issued and outstanding.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Cash and United States Treasury Bills held in Trust Account	1	$178,185,780

	Level	December 31, 2025
Assets:
Cash held in Trust Account	1	$175,137,749
Liabilities
Over-allotment option liability	3	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2026, the balance sheet date, up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements, other than those disclosed below.

Business Combination Agreement

On July 30, 2026, the Company, Merger Sub and Space-Eyes entered into the Business Combination Agreement. Pursuant to the terms of the Business Combination Agreement, prior to the Effective Time, the following will occur:

●	The Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Law (the “Domestication”). As a result of the Domestication, (i) each issued and outstanding Company Class A Ordinary Share and Company Class B Ordinary Share will convert on a one-for-one basis into shares of corresponding classes of common stock of the domesticated SPAC and (ii) each issued and outstanding Company Right will automatically convert, on a one-for-one basis, into the right to acquire one-tenth of one New Space-Eyes Common Stock.

●	Concurrently with the Domestication, (i) the governing documents of the Company will be replaced by governing documents for the Delaware corporation and (ii) the Company will change its name to “Space-Eyes, Inc.”

●	Following the Domestication, each issued and outstanding share of Domesticated Class B Common Stock will convert automatically, on a one-for-one basis, into shares of New Space-Eyes Common Stock.

●	Following the Domestication, each issued and outstanding share of Domesticated SPAC Common Stock is referred to as New Space-Eyes Common Stock.

Pursuant to the terms of the Business Combination Agreement, at the Effective Time, the following will occur:

●	Merger Sub will merge with and into Space-Eyes, with Space-Eyes continuing as the surviving corporation. As a result, Space-Eyes will become a wholly owned subsidiary of the Company.

●	Each of the issued and outstanding Space-Eyes Notes, as defined below, held immediately prior to the Closing will be converted into shares of New Space-Eyes Common Stock at a conversion price of $5.50 per share in accordance with the terms of the Space-Eyes Notes.

●	Each issued and outstanding share of Space-Eyes Common Stock will be cancelled and converted into the right to receive a number of shares of New Space-Eyes Common Stock determined in accordance with the Exchange Ratio. The Exchange Ratio is determined as (A) the Aggregate Transaction Consideration, less the number of shares of New Space-Eyes Common Stock issued pursuant to the conversion of the Notes, divided by (B) the number of issued and outstanding shares of Space-Eyes Common Stock immediately prior to the Effective Time. The Aggregate Transaction Consideration consists of (i) 27,500,000 shares of New Space-Eyes Common Stock, determined as the quotient of the Company Equity Value of $275.0 million and $10.00, minus.

●	Each share of Space-Eyes Common Stock held as treasury shares, if any, will be canceled without any conversion, payment, or distribution.

●	Each Domesticated Right will automatically convert into one-tenth of one share of New Space-Eyes Common Stock.

In connection with the execution of the Business Combination Agreement, the Sponsor entered into a Sponsor Support Agreement with Space-Eyes, the Company, and the directors and officers of the Company. Pursuant to the Sponsor Support Agreement, the Sponsor agreed (i) to vote all of its Company Class B Ordinary Shares in favor of the Business Combination and the related proposals and (ii) to abstain from exercising any Redemption Rights in connection with the Business Combination.

Earn-Out Shares

Pursuant to the Business Combination Agreement, the Company shall issue to certain holders of Space-Eyes Common Stock an aggregate of up to 8,000,000 additional shares of New Space-Eyes Common Stock (the “Earn-Out Shares”) upon the achievement of one or more earnout milestones prior to the fifth anniversary of the Closing Date (the “Earn-Out Period”). The Earn-Out Shares will become issuable based on the following milestones:

●	One-third of the Earn-Out Shares shall be issuable if the VWAP of New Space-Eyes Common Stock equals or exceeds $12.50 per share over any twenty trading days within any thirty consecutive trading-day period.

●	One-third of the Earn-Out Shares shall be issuable if the VWAP of New Space-Eyes Common Stock equals or exceeds $15.00 per share over any twenty trading days within any thirty consecutive trading-day period.

●	One-third of the Earn-Out Shares shall be issuable if the VWAP of New Space-Eyes Common Stock equals or exceeds $17.50 per share over any twenty trading days within any thirty consecutive trading-day period

The number of shares of New Space-Eyes Common Stock constituting any Earnout-Share payment is subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and similar events after the Closing Date. In the event of a change of control of New Space-Eyes prior to the end of the Earn-Out Period, any unachieved milestones will be deemed satisfied if the implied per-share transaction value (determined on a fully diluted basis, including all Earn-Out Shares and all outstanding and potentially issuable shares) equals or exceeds the applicable threshold, resulting in the issuance of the related Earn-Out Shares immediately prior to the closing of the change of control event. Any remaining unearned Earn-Out Shares will be forfeited and no longer issuable.

PIPE Financing

On July 30, 2026, Space-Eyes, the Company, and funds managed, advised, or sub-advised by JBA Asset Management LLC (the “PIPE Investor”), entered into a Securities Purchase Agreement (the “SPA”), providing for an aggregate principal amount of up to approximately $83,660,130, with aggregate net proceeds to the Space-Eyes of up to $75,000,000.

The SPA provides for the issuance and sale of senior secured convertible notes (the “PIPE Notes”) in an aggregate principal amount of $5,882,352.94 at an initial closing, subject to the filing of a registration statement on Form S-4 in connection with the Merger. The proceeds of the initial closing will be funded into a control account, to be released in certain circumstances. The SPA also provides for the issuance of additional PIPE Notes in an aggregate principal amount of $77,777,777.78, together with warrants to purchase shares of common stock (the “PIPE Warrant”) at a subsequent closing, subject to certain conditions, that will occur concurrently with the Closing of the Merger. The PIPE Warrant is legally issued at the Closing of the Merger and the maximum number of shares that the PIPE Warrant is exercisable for is determined based on the funding amount of the PIPE Notes.

At the subsequent closing, Space-Eyes is obligated to issue to the buyers a number of shares of common stock equal to 9.9% of the Company’s outstanding common stock immediately following the Merger (the “Subsequent Closing Shares”). The buyers may apply such shares to satisfy share issuance obligations under the PIPE Notes. Any such shares which are not used to satisfy share issuance obligations under the PIPE Notes will be returned upon the maturity date of the PIPE Notes. The PIPE Notes bear interest at 10% per annum and mature in 2031. The exercise price of the PIPE Warrant is $12.00 per share, subject to adjustment.

The PIPE Notes contain affirmative and negative covenants, including, among others, restrictions on additional indebtedness, liens, investments, distributions, asset transfers and transactions with affiliates, as well as minimum liquidity requirements.

The conversion price of the PIPE Notes is equal to (A) one thousand dollars ($1,000) divided by (B) the conversion rate. The conversion rate is equal to $1,000 divided by the lower of (i) twelve dollars ($12.00) and (ii) one hundred twenty percent (120%) of the last reported sale price of the common stock on the closing of the Merger, subject to adjustment.

The securities issued under the SPA will be secured by a first priority security interest in substantially all tangible and intangible assets of Space-Eyes and its subsidiaries, together with control agreements over a controlled cash account. Concurrently with the consummation of the Merger, the Company and the buyers will execute security agreements granting an equivalent first priority security interest in substantially all of the Company’s and its subsidiaries’ assets. The initial closing of the SPA is conditioned on the execution of an intercreditor and subordination agreement among the Collateral Agent (as defined in the SPA), the agent for the holders of certain existing secured notes of Space-Eyes, and Space-Eyes, pursuant to which the existing secured indebtedness of Space-Eyes will be subordinated to the PIPE Notes.

In addition, concurrently with the consummation of the Merger, the PIPE Notes and the PIPE Warrant issued by Space-Eyes will automatically be exchanged for corresponding notes and warrants issued by the Company, on materially identical terms, and the Space-Eyes securities will be cancelled.

The foregoing description of the PIPE Financing does not purport to be complete and is qualified in its entirety by the terms and conditions of the SPA, the form of PIPE Notes and the form of Warrant, copies of which are filed as exhibits to the registration statement initially filed by the Company on August 12, 2026.

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

As indicated in the financial statements, at June 30, 2026, we had $1,027,588 of cash and $178,185,780 of amounts held in the Trust Account. We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of June 30, 2026, we have neither engaged in any business operations nor generated any revenues. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering that closed on August 13, 2025, and following the Initial Public Offering, seeking a target business to acquire. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying a target business to acquire.

For the three months ended June 30, 2026, we had net income of $899,136. Net income was comprised of $1,528,089 of interest income on cash and marketable securities held in the Trust Account, offset by $588,127 of general and administrative expenses, listing fee expense of $21,250, insurance expense of $16,829, and subscription expense of $2,747.

For the six months ended June 30, 2026, we had net income of $2,185,631. Net income was comprised of $3,048,031 of interest income on cash and marketable securities held in the Trust Account, offset by $781,883 of general and administrative expenses, listing fee expense of $42,033, insurance expense of $33,473, and subscription expense of $5,011.

For the three months ended June 30, 2025, we had net loss of $54,820, comprised of formation, general and administrative expenses of $54,820.

For the period from March 27, 2025 (inception) through June 30, 2025, we had net loss of $63,421, comprised of formation, general and administrative expenses of $63,421.

Liquidity and Capital Resources

We had cash of $1,027,588 and $1,663,042 and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively. We had working capital of $826,791 and $1,655,718 as of June 30, 2026 and December 31, 2025, respectively.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates as of June 30, 2026:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended June 30, 2026

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

McKinley Acquisition Corporation

August 13, 2026	By:	/s/ Peter Wright
		Name:	Peter Wright
		Title:	Chief Executive Officer (Principal Executive Officer)

August 13, 2026	By:	/s/ Daphne Huang
		Name:	Daphne Huang
		Title:	Chief Financial Officer (Principal Financial Officer)