Form 10-Q
period 2026-09-30
McKinley Acquisition Corp
filed 2026-11-13
CIK 2067592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number: 001-42799

McKinley Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1852078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 Second Ave., Suite 605 Needham, MA	02494
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-671-5148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	MKLY	The Nasdaq Stock Market LLC
Rights, one right to receive one-tenth (1/10th) of one Class A ordinary share	MKLYR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary share	MKLYU	The Nasdaq Stock Market LLC

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

As of November 13, 2026, there were 17,801,250 Class A ordinary shares, par value $0.0001, issued and outstanding, and 6,543,103 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from March 27, 2025 (inception) through September 30, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from March 27, 2025 (inception) through September 30, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from March 27, 2025 (inception) through September 30, 2025	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION		31

Item 1.	Legal Proceedings.	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	32
Item 4.	Mine Safety Disclosures.	32
Item 5.	Other Information.	32
Item 6.	Exhibits.	32

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MCKINLEY ACQUISITION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$432,720	$1,663,042
Prepaid expenses - current	81,448	72,000
Due from related party	-	8,026
Total current assets	514,168	1,743,068
Non-current assets:
Cash and U.S. Treasury bills held in Trust Account	179,814,473	175,137,749
Prepaid expenses - non-current	-	41,240
Total non-current assets	179,814,473	175,178,989
Total Assets	$180,328,641	$176,922,057

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$41,345	12,350
Accrued expenses	828,466	75,000
Administrative services fee payable - related party	15,824	-
Total current liabilities	885,635	87,350
Non-current liabilities:
Deferred underwriting commissions	5,175,000	4,500,000
Total non-current liabilities	5,175,000	4,500,000
Total Liabilities	6,060,635	4,587,350

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.42 and $10.15 per share as of September 30, 2026 and December 31, 2025, respectively	179,814,473	175,137,749

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 239,000,000 shares authorized; 551,250 shares issued and outstanding (excluding 17,250,000 shares subject to redemption)	56	56
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,543,103 shares issued and outstanding	654	654
Subscription note receivable	(500,000)	(500,000)
Additional paid-in capital	-	-
Accumulated deficit	(5,047,177)	(2,303,752)
Total Shareholders’ Deficit	(5,546,467)	(2,803,042)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$180,328,641	176,922,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended	For the Period From March 27, 2025 (Inception) Through
	September 30,		September 30,	September 30,
	2026	2025	2026	2025
Loss from operations:
Formation, general and administrative expenses	$1,164,750	$327,697	$1,946,633	$391,118
Listing fees	21,483	12,308	63,516	12,308
Insurance expense	17,014	9,247	50,487	9,247
Subscription expense	2,778	-	7,789	-
Net loss from operations	(1,206,025)	(349,252)	(2,068,425)	(412,673)
Other income:
Interest income on Trust Account	1,628,693	951,679	4,676,724	951,679
Net other income	1,628,693	951,679	4,676,724	951,679
Net income	$422,668	$602,427	$2,608,299	$539,006

Basic weighted average Class A ordinary shares subject to possible redemption outstanding	17,250,000	9,040,761	17,250,000	4,424,202
Basic net income per Class A ordinary shares subject to possible redemption	$0.02	$0.04	$0.11	$0.05
Basic weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	7,055,603	6,349,527	7,055,603	6,012,571
Basic net income per Class A & Class B ordinary shares not subject to possible redemption	$0.02	$0.04	$0.11	$0.05
Diluted weighted average Class A ordinary shares subject to possible redemption outstanding	17,250,000	9,040,761	17,250,000	4,424,202
Diluted net income per Class A ordinary shares subject to possible redemption	$0.02	$0.04	$0.11	$0.05
Diluted weighted average Class A & B ordinary shares not subject to possible redemption outstanding	7,055,603	6,804,081	7,055,603	6,670,816
Diluted net income per Class A or Class B ordinary shares not subject to possible redemption	$0.02	$0.04	$0.11	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A ordinary shares		Class B ordinary shares		Subscription Note	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of January 1, 2026	551,250	$56	6,543,103	$654	$(500,000)	$-	$(2,303,752)	$(2,803,042)
Increase to deferred underwriting commissions due to exercise of over-allotment option(1)	-	-	-	-	-	-	(675,000)	(675,000)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	-	(1,519,942)	(1,519,942)
Net income	-	-	-	-	-	-	1,286,495	1,286,495
Balance as of March 31, 2026	551,250	56	6,543,103	654	(500,000)	-	(3,212,199)	(3,711,489)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	-	(1,528,089)	(1,528,089)
Net income	-	-	-	-	-	-	899,136	899,136
Balance as of June 30, 2026	551,250	$56	6,543,103	$654	$(500,000)	$-	$(3,841,152)	$(4,340,442)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	-	(1,628,693)	(1,628,693)
Net income	-	-	-	-	-	-	422,668	422,668
Balance as of September 30, 2026	551,250	56	6,543,103	654	(500,000)	$-	$(5,047,177)	$(5,546,467)

(1)	As a result of the underwriters’ full exercise of their over-allotment option, the underwriters are entitled to additional deferred underwriting commissions of 3.0% of the gross proceeds from the sale of the additional 2,250,000 Units, or $675,000. As such, the Company recorded an adjustment of $675,000 to increase the deferred underwriting commissions payable to $5,175,000. See Note 7.

FOR THE PERIOD FROM MARCH 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A ordinary shares		Class B ordinary shares		Subscription Note	Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of March 27, 2025 (Inception)	-	-	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	(8,601)	(8,601)
Balance as of March 31, 2025	-	-	-	-	-	-	(8,601)	(8,601)
Issuance of Class B ordinary shares to Sponsor	-	-	6,543,103	654	-	24,346	-	25,000
Net loss	-	-	-	-	-	-	(54,820)	(54,820)
Balance as of June 30, 2025	-	-	6,543,103	$654	$-	$24,346	$(63,421)	$(38,421)
Sale of Public Units in IPO	-	-	-	-	-	3,622,244	-	3,622,244
Sale of Private Placement Units	465,000	47	-	-	(500,000)	4,649,953	-	4,150,000
Capital contribution of membership interests	-	-	-	-	-	12,765,331	-	12,765,331
Cost of raising capital for NMSI & UW interests	-	-	-	-	-	(12,765,331)	-	(12,765,331)
Issuance of Representative Shares	75,000	8	-	-	-	749,992	-	750,000
Allocated value of transaction costs to Rights	-	-	-	-	-	(175,365)	-	(175,365)
Exercise of over-allotment option	-	-	-	-	-	149,000	-	149,000
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(9,020,170)	(2,640,401)	(11,660,571)
Net income							602,427	602,427
Balance as of September 30, 2025	540,000	55	6,543,103	$654	$(500,000)	$-	$(2,101,395)	$(2,600,686)

(1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MCKINLEY ACQUISITION CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Nine Months Ended	March 27, 2025 (Inception) Through
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,608,299	$539,006
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on Trust Account	(4,676,724)	(951,679)
Changes in operating assets and liabilities:
Prepaid expenses	31,792	(148,862)
Due from related party	8,026	-
Accounts payable	28,995	73,969
Accrued expenses	753,466	79,000
Administrative service fee payable - related party	15,824	10,452
Net cash used in operating activities	(1,230,322)	(398,114)

Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(172,500,000)
Net cash used in investing activities	-	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	-	150,000,000
Proceeds from exercise of over-allotment option	-	22,500,000
Proceeds from sale of private units	-	4,650,000
Payment of underwriter fees & commissions	-	(1,575,000)
Proceeds from Sponsor for purchase of Class B ordinary shares	-	25,000
Proceeds from promissory note - related party	-	154,522
Payment of promissory note – related party	-	(185,000)
Payment of offering costs	-	(288,013)
Subscription note receivable	-	(500,000)
Net cash provided by financing activities	-	174,781,509

Net change in cash	(1,230,322)	1,883,395
Cash - beginning of period	1,663,042	-
Cash - end of period	$432,720	$1,883,395

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$4,676,724	$11,660,571
Increase to deferred underwriting commissions due to exercise of over-allotment option	$675,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MCKINLEY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Note 1 - Organization and Business Operations

McKinley Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on March 27, 2025. The Company was incorporated for the purpose of effecting merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination in any business or industry.

On May 26, 2026, in order to effect a Business Combination, the Company formed a subsidiary, McKinley Acquisition Merger Sub Inc. (“Merger Sub”), a Delaware corporation. Merger Sub has not yet commenced operations and has no activity to date.

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from March 27, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and following the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Space-Eyes Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is McKinley Partners LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2025. On August 13, 2025, the Company consummated the Initial Public Offering of 15,000,000 units at $10.00 per unit (the “Public Units”), generating proceeds of $150,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”). On August 15, 2025, the Company’s underwriters exercised in full their over-allotment option to purchase an additional 2,250,000 Public Units at $10.00 per unit. The over-allotment units were delivered to the underwriters in connection with the closing on August 19, 2025, generating an additional $22,500,000 of proceeds, which were deposited into the Trust Account (defined below).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters, at a price of $10.00 per unit, or $4,650,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering (Note 4). Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the condensed consolidated balance sheet as a subscription note receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor (see Note 6).

Transaction costs amounted to $7,262,013, consisting of a $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting commissions, and $1,262,013 of other offering costs. Deferred underwriting commissions increased to $5,175,000 due to the underwriters’ full exercise of the over-allotment option on August 15, 2025.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of contingent, deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering and exercise of the underwriters’ over-allotment option, $150,000,000 of the proceeds from the Initial Public Offering and $22,500,000 of the proceeds from the exercise of the underwriters’ over-allotment option were deposited into a trust account (the “Trust Account”) and are invested only in cash held in a demand deposit account, U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such later time as the shareholders of the Company may approve by special resolution (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Business Combination Agreement

On July 30, 2026, the Company, Merger Sub and Space-Eyes, Inc. (“Space-Eyes”) entered into a business combination agreement (the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, prior to the Effective Time, the following will occur:

●	The Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). As a result of the Domestication, (i) each issued and outstanding Company Class A Ordinary Share and Company Class B Ordinary Share will convert on a one-for-one basis into shares of corresponding classes of common stock of the domesticated SPAC and (ii) each issued and outstanding Company Right will automatically convert, on a one-for-one basis, into the right to acquire one-tenth of one share of New Space-Eyes Common Stock.

●	Concurrently with the Domestication, (i) the governing documents of the Company will be replaced by governing documents for the Delaware corporation and (ii) the Company will change its name to “Space-Eyes, Inc.”

●	Following the Domestication, each issued and outstanding share of Domesticated Class B Common Stock will convert automatically, on a one-for-one basis, into shares of New Space-Eyes Common Stock.

●	Following the Domestication, each issued and outstanding share of Domesticated SPAC Common Stock is referred to as New Space-Eyes Common Stock.

Pursuant to the terms of the Business Combination Agreement, at the Effective Time, the following will occur:

●	Merger Sub will merge with and into Space-Eyes, with Space-Eyes continuing as the surviving corporation. As a result, Space-Eyes will become a wholly owned subsidiary of the Company.

●	Each of the issued and outstanding convertible notes of Space-Eyes (the “Space-Eyes Notes”) held immediately prior to the Closing will be converted into shares of New Space-Eyes Common Stock at a conversion price of $5.50 per share in accordance with the terms of the Space-Eyes Notes.

●	Each issued and outstanding share of Space-Eyes Common Stock will be cancelled and converted into the right to receive a number of shares of New Space-Eyes Common Stock determined in accordance with the Exchange Ratio. The Exchange Ratio is determined as (A) the Aggregate Transaction Consideration, less the number of shares of New Space-Eyes Common Stock issued pursuant to the conversion of the Space-Eyes Notes, divided by (B) the number of issued and outstanding shares of Space-Eyes Common Stock immediately prior to the Effective Time. The Aggregate Transaction Consideration consists of 27,500,000 shares of New Space-Eyes Common Stock, determined as the quotient of the Company Equity Value of $275.0 million and a deemed value of $10.00 per share, subject to adjustments contemplated by the Business Combination Agreement, including adjustments relating to the conversion of outstanding Space-Eyes Notes.

●	Each share of Space-Eyes Common Stock held as treasury shares, if any, will be canceled without any conversion, payment, or distribution.

●	Each Domesticated Right will automatically convert into one-tenth of one share of New Space-Eyes Common Stock.

The consummation of the Business Combination remains subject to the satisfaction or waiver of customary closing conditions, including approval by the Company’s shareholders and Space-Eyes stockholders, effectiveness of the Registration Statement on Form S-4, completion of the Domestication, continued listing approval by Nasdaq and other conditions set forth in the Business Combination Agreement.

Upon consummation of the Business Combination, funds remaining in the Trust Account after satisfaction of shareholder redemptions and payment of transaction-related obligations are expected to become available to the combined company for working capital and general corporate purposes.

Sponsor Support Agreement

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

Earn-Out Shares

Pursuant to the Business Combination Agreement, the Company shall issue to the Principals, in equal amounts, an aggregate of up to 8,000,000 additional shares of New Space-Eyes Common Stock (the “Earn-Out Shares”) upon the achievement of one or more earnout milestones during the period beginning on July 30, 2026, the date of the Business Combination Agreement, and ending on the fifth anniversary of the Closing Date (the “Earn-Out Period”). The Earn-Out Shares will become issuable based on the following milestones:

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

The number of shares of New Space-Eyes Common Stock constituting any Earn-Out Share payment is subject to equitable adjustment for stock splits, stock dividends, combinations, recapitalizations and similar events after the Closing Date. In the event of a change of control of New Space-Eyes prior to the end of the Earn-Out Period, any unachieved milestones will be deemed satisfied if the implied per-share transaction value (determined on a fully diluted basis, including all Earn-Out Shares and all outstanding and potentially issuable shares) equals or exceeds the applicable threshold, resulting in the issuance of the related Earn-Out Shares immediately prior to the closing of the change of control event. Any remaining unearned Earn-Out Shares will be forfeited and no longer issuable.

As of September 30, 2026, the closing of the Business Combination had not occurred; therefore, the Earn-Out Shares remained contingent and no earnout-related amounts were reflected on the Company’s condensed consolidated balance sheet.

PIPE Financing

On July 30, 2026, Space-Eyes, the Company, and funds managed, advised, or sub-advised by JBA Asset Management LLC entered into a Securities Purchase Agreement (the “SPA”), providing for an aggregate principal amount of up to approximately $83,660,130, with aggregate net proceeds to Space-Eyes of up to $75,000,000 (the “PIPE Financing”).

The PIPE Financing is intended to provide transaction-related financing and support post-closing operations of the combined company. The SPA contemplates an initial funding prior to effectiveness of the Registration Statement and additional funding concurrent with the closing of the Business Combination, subject to the satisfaction of applicable closing conditions.

The SPA provides for the issuance and sale of senior secured convertible notes (the “PIPE Notes”) in an aggregate principal amount of $5,882,353 at an initial closing, subject to the filing of a registration statement on Form S-4 in connection with the Merger. The proceeds of the initial closing will be funded into a control account, to be released in certain circumstances. The SPA also provides for the issuance of additional PIPE Notes in an aggregate principal amount of $77,777,778, together with warrants to purchase shares of common stock (the “PIPE Warrant”) at a subsequent closing, subject to certain conditions, that will occur concurrently with the Closing of the Merger. The PIPE Warrant is legally issued at the Closing of the Merger and the maximum number of shares that the PIPE Warrant is exercisable for is determined based on the funding amount of the PIPE Notes.

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

Upon consummation of the Merger, the PIPE Notes, PIPE Warrants and certain related financing instruments issued by Space-Eyes will automatically be exchanged for corresponding securities of the Company on substantially identical economic terms, and the corresponding Space-Eyes securities will be cancelled.

The PIPE Notes, PIPE Warrants and Subsequent Closing Shares may result in significant future issuances of New Space-Eyes Common Stock and corresponding dilution to existing shareholders following consummation of the Business Combination.

The foregoing description of the PIPE Financing does not purport to be complete and is qualified in its entirety by the terms and conditions of the SPA, the form of PIPE Notes and the form of PIPE Warrant, copies of which are filed as exhibits to the registration statement initially filed by the Company on August 12, 2026.

Going Concern and Liquidity

As of September 30, 2026, the Company had $432,720 of cash and a working capital deficit of $371,467. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern Considerations, as of September 30, 2026, the Company does not have sufficient liquidity to meet its obligations for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed consolidated financial statements. The Company’s current contractual liquidation date is February 13, 2027, which is less than one year from the date of issuance of the condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by completing an initial Business Combination. However, there is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, the conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

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

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 27, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, McKinley Acquisition Merger Sub Inc. All intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $432,720 and $1,663,042 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and U.S. Treasury Bills Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $179,814,473 and $175,137,749, respectively, were held in United States Treasury Bills and a demand deposit account, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99, “Other Assets and Deferred Costs - SEC Materials” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist of underwriting, legal and other expenses incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of the new law and determined none of the tax provisions are expected to have a significant impact on the Company’s condensed consolidated financial statements.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Class A ordinary shares subject to redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 17,250,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering and in connection with the full exercise of the underwriters’ over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to redemption at December 31, 2025	$175,137,749
Plus:
Accretion of Class A ordinary shares subject to redemption	1,519,942
Class A ordinary shares subject to redemption at March 31, 2026	176,657,691
Accretion of Class A ordinary shares subject to redemption	1,528,089
Class A ordinary shares subject to redemption at June 30, 2026	178,185,780
Accretion of Class A ordinary shares subject to redemption	1,628,693
Class A ordinary shares subject to redemption at September 30, 2026	$179,814,473

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two categories of shares for the purposes of calculating net income per ordinary share, which include redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income is allocated pro rata between the two categories of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive effect of outstanding rights and other potentially dilutive securities.. For the periods presented, such securities were anti-dilutive and therefore have been excluded from the calculation of Diluted net income per share attributable to ordinary shares. However, because the rights are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

	For the Three Months Ended
	September 30,
	2026		2025
	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$299,973	$122,695	$353,885	$248,542
Denominator:
Basic weighted average shares outstanding	17,250,000	7,055,603	9,040,761	6,349,527
Basic net income per ordinary share	$0.02	$0.02	$0.04	$0.04

	For the Three Months Ended
	September 30,
	2026		2025
	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$299,973	$122,695	$343,733	$258,694
Denominator:
Diluted weighted average shares outstanding	17,250,000	7,055,603	9,040,761	6,804,081
Diluted net income per ordinary share	$0.02	$0.02	$0.04	$0.04

	For the Nine Months Ended		For the Period From March 27, 2025 (Inception) Through
	September 30, 2026		September 30, 2025
	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,851,143	$757,156	$228,487	$310,519
Denominator:
Basic weighted average shares outstanding	17,250,000	7,055,603	4,424,202	6,012,571
Basic net income per ordinary share	$0.11	$0.11	$0.05	$0.05

	For the Nine Months Ended		For the Period From March 27, 2025 (Inception) Through
	September 30, 2026		September 30, 2025
	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares	Redeemable Class A ordinary shares	Non- redeemable Class A & Class B ordinary shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,851,143	$757,156	$214,932	$324,074
Denominator:
Diluted weighted average shares outstanding	17,250,000	7,055,603	4,424,202	6,670,816
Diluted net income per ordinary share	$0.11	$0.11	$0.05	$0.05

There were 17,250,000 redeemable Class A ordinary shares issued and outstanding as of September 30, 2025. Accordingly, earnings per share attributable to redeemable Class A ordinary shares has been presented for the periods shown above.

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

Correction of Error in the Prior Period Financial Statements

The Company identified an error in the balance of the deferred underwriting fee commissions as of December 31, 2025 as a result of the exercise of the underwriters’ over-allotment option on August 15, 2025. The Company recorded an out of period adjustment to the condensed consolidated financial statements as of, and for the nine months ended, September 30, 2026 of $675,000 to adjust the balance from $4,500,000 as of December 31, 2025 to $5,175,000 as of September 30, 2026. The adjustment appropriately reflects the underwriters’ entitlement to deferred commissions of 3.0% of the proceeds generated from the 15,000,000 Units sold in the Initial Public Offering and 2,250,000 Units sold pursuant to the underwriters’ over-allotment option. The Company determined the adjustment was not material to prior period financial statements.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3 - Initial Public Offering

On August 13, 2025, the Company sold 15,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public unit consists of one Class A ordinary share and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. Each ten rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares. As a result, holders must hold rights in multiples of ten in order to receive shares for all of their rights upon closing of an initial Business Combination. On August 15, 2025, the Company’s underwriters exercised in full their over-allotment option to purchase an additional 2,250,000 Public Units at $10.00 per unit. The over-allotment units were delivered to the underwriters in connection with the closing on August 19, 2025, generating an additional $22,500,000 of proceeds, which were deposited into the Trust Account.

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 465,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $4,650,000 in the aggregate in a private placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right. Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the condensed consolidated balance sheets as a subscription note receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor (see Note 6).

Non-managing Sponsor Investors

Select institutional investors (none of which are affiliated with any member of the Company’s management, the Sponsor or any other investor), which are referred to as the “non-managing sponsor investors”, have indirectly purchased, through the purchase of non-managing sponsor membership interests, an aggregate of 327,500 of the 420,000 Private Placement Units that were purchased by the Sponsor at a price of $10.00 per unit ($3,275,000 in the aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. The Sponsor issued membership interests at a nominal purchase price ($0.004) to the non-managing sponsor investors, reflecting interests in an aggregate of 2,620,000 founder shares held by the Sponsor as a result of the non-managing sponsor investors’ purchase of Private Placement Units.

Additionally, the Sponsor issued membership interests to the non-managing sponsor investors reflecting interests in bonus shares, which provide for an additional distribution of founder shares from the Sponsor to the non-managing sponsor investors in the event the volume-weighted average price of Class A ordinary shares is less than $1.25 per share for the 30-trading day period ending on the later of (i) the date that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC (the “Bonus Shares”).

The agreement with the non-managing sponsor investors was entered into directly with the Sponsor and makes reference to the Private Placement Units and founder shares of the Company. The interests and Private Placement Units referenced in the agreement are supported on a one-for-one basis by the Company’s underlying Private Placement Units and founder shares. The fact that the Sponsor provided the non-managing sponsor investors with interests in founder shares and Bonus Shares for their participation in the private placement is a benefit to the Company and falls under SAB Topic 5A and 5T. As such, the Company obtained valuations for the founder shares and the non-managing sponsor investors’ interests in Bonus Shares as of the date of the Initial Public Offering to account for the charge of such transfer of interests to the non-managing sponsor investors. As of the close of the Initial Public Offering on August 13, 2025, the fair value of the founder shares was $4.51 per share, or $11,809,000 in the aggregate, and the fair value of the non-managing sponsor investors’ interests in Bonus Shares was $51,725. Since the cost of these interest allocations to the non-managing sponsor investors is considered an offering cost, the Company recorded the aggregate fair value of $11,860,725 into equity for the non-managing sponsor transaction at the closing of the Initial Public Offering.

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

The Transfer Agreement with the underwriter was entered into directly with the Sponsor. The fact that the Sponsor sold the underwriter founder shares at a discount (“Discount”) and granted the underwriter an interest in the Bonus Shares for its participation in the private placement is a benefit to the Company and falls under SAB Topic 5A. As such, the Company obtained valuations for the founder shares and the underwriter’s interests in the Bonus Shares as of the date of the Initial Public Offering to account for the charge of the Discount and its interests in the Bonus Shares. As of the close of the Initial Public Offering on August 13, 2025, the fair value of the founder shares was $4.51 per share, or $902,000 in the aggregate, and the fair value of the underwriter’s interest in the Bonus Shares was $2,606. Since the Discount and interest in Bonus Shares are considered offering costs, the Company recorded the aggregate fair value of $904,606 into equity for the transaction at the closing of the Initial Public Offering.

Note 5 - Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed consolidated statement of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash	$432,720	$1,663,042
Cash and U.S. Treasury Bills held in Trust Account	$179,814,473	$175,137,749
Total Assets	$180,328,641	$176,922,057

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From March 27, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
Net loss from operations	$(1,206,025)	$(349,252)	$(2,068,425)	$(412,673)
Interest income on Trust Account	$1,628,693	$951,679	$4,676,724	$951,679
Net income (loss)	$422,668	$602,427	$2,608,299	$539,006

The CODM reviews net loss from operations to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews net loss from operations to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also reviews interest income on the Trust Account to review and forecast the amounts held in the Trust Account available to complete a business combination or similar transaction. These items, as reported on the condensed consolidated statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed consolidated statement of operations and described within their respective disclosures.

The CODM reviews the position of cash available to the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM also reviews the amount held in the Trust Account to review and forecast the amounts held in the Trust Account available to complete a business combination or similar transaction.

Note 6 - Related Party Transactions

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

As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within the Completion Window, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

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

Due From Related Party

The Company had an $8,026 receivable from the Sponsor as of December 31, 2025. The amount was repaid in full during the nine months ended September 30, 2026, with no amounts outstanding as of September 30, 2026.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor to pay an affiliate of the Sponsor a total of up to $10,000 per month for technology, software, computer systems, administrative support, secretarial services and infrastructure. Payments commence on the effective date of the registration statement for the Initial Public Offering and continue until the earlier of the Company’s consummation of an initial Business Combination or its liquidation. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000 of fees under the administrative services agreement, respectively. As of September 30, 2026 and December 31, 2025, amounts payable under the administrative services agreement were $15,824 and $0, respectively. For the three months ended September 30, 2025 and for the period from March 27, 2025   (inception) through September 30, 2025, the Company incurred $16,452 of fees under the administrative services agreement and made payments of $6,000, resulting in an accrual of $10,452 as of September 30, 2025.

Promissory Note - Related Party

On March 27, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $125,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company amended and restated the Note to increase the principal sum to $185,000 (the “A&R Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of the date of the Initial Public Offering, the Company had borrowed $154,522 under the A&R Note. In connection with the consummation of the Initial Public Offering and private placement on August 13, 2025, $185,000 of proceeds were used to repay the A&R Note in full, resulting in an overpayment of $30,478, which was recorded on the condensed consolidated balance sheet as a related party receivable on August 13, 2025. The overpayment is accounted for as a prepayment for the administrative services agreement. During the nine months ended September 30, 2026, $8,176 (inclusive of an additional $150 invoice payment made on behalf of a related party) was applied, resulting in a remaining prepayment, recorded in due from related party, of $0 and $8,026 as of September 30, 2026 and December 31, 2025, respectively. Borrowings under the Note and A&R Note are no longer available subsequent to the consummation of the Initial Public Offering.

Subscription Note Receivable

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

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Note 7 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and Working Capital Units that may be issued upon conversion of loans made by the Sponsor or one of its affiliates, and their permitted transferees, have registration rights to require the Company to register a sale of any of the Company’s securities held by them (in the case of the Founder Shares, only after conversion to Class A ordinary shares) pursuant to a registration rights agreement signed on or prior to the effective date of the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were granted a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the Initial Public Offering. On August 15, 2025, the underwriters formally notified the Company that they would exercise their over-allotment option to the full extent of 2,250,000 Units at $10.00 per Unit, generating additional proceeds to the Company of $22,500,000. The Units were delivered to the underwriters in connection with the closing on August 19, 2025. The $22,500,000 of proceeds were placed in the Trust Account.

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,500,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a contingent, deferred fee of $0.30 per Unit, or $4,500,000 from the Units sold in the Initial Public Offering and $675,000 from the Units sold pursuant to the underwriters’ exercise of the over-allotment option in full, resulting in deferred underwriting commissions payable of $5,175,000 in the aggregate as of September 30, 2026. The contingent, deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

The Company issued an aggregate of 75,000 ordinary shares to the underwriters and/or their designees (the “Representative Shares”) at the consummation of the Initial Public Offering and 11,250 ordinary shares in connection with the underwriters’ full exercise of the over-allotment option, totaling 86,250 Representative Shares. The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The underwriters (and any of their designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of an initial Business Combination. In addition, the Representative Shares were deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions for a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, the underwriters agreed (and any of their designees to whom the Representative Shares are issued agreed) (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Completion Window.

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue a total of 239,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 17,801,250 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares - The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. On April 9, 2025, the Company issued 6,543,103 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of September 30, 2026 and December 31, 2025, there were 6,543,103 Class B ordinary shares issued and outstanding.

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

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional Class A ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders must hold rights in multiples of ten in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 9 - Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Assets:
U.S. Treasury Bills held in Trust Account	1	$179,812,108

As of December 31, 2025, the full balance of the Trust Account consisted of only cash.

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed consolidated balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the condensed consolidated statement of operations.

A Black-Scholes model was used to value the over-allotment option. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term. The following is a summary of key inputs utilized:

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2026, the condensed consolidated balance sheet date, up to the date the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the condensed consolidated financial statements, other than those disclosed below.

On October 6, 2026, the Company entered into an engagement agreement with Partner Capital Group, LLC and its affiliate PartnerCap Securities, LLC (together, the “Advisor”). The Advisor will act on a non-exclusive basis to introduce potential investors for an investment in the Company in the form of equity, convertible debt, or other debt financing. The initial term is three months from the date of the agreement. The Company will pay the Advisor a cash success fee, due only upon receipt of proceeds from an investor introduced by the Advisor and approved by the Company, equal to 7.5% of gross proceeds from equity or equity-linked securities and 4.0% of gross proceeds from debt financing. The fee also applies to follow-on investments by those investors within six months of the date of the agreement. The Advisor has waived any claim to monies held in the Company’s trust account. No fees were incurred as of September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to (i) the “Company,” “us,” or “we” are to McKinley Acquisition Corporation, a Cayman Islands exempted company; (ii) “founder shares” are to our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to McKinley Partners LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on March 27, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report on Form 10-Q as our initial business combination. All activity for the period from March 27, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and following the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Space-Eyes Business Combination (as defined and described below).

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

As indicated in the financial statements, at September 30, 2026, we had $432,720 of cash and $179,814,473 of amounts held in the Trust Account. We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Space-Eyes Business Combination

On July 30, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Space-Eyes, Inc. (“Space-Eyes”) and McKinley Acquisition Merger Sub Inc. (“Merger Sub”). Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, prior to the closing of the transaction, the Company will domesticate as a Delaware corporation (the “Domestication”), pursuant to which each outstanding Class A ordinary share and Class B ordinary share will convert on a one-for-one basis into corresponding shares of common stock of the domesticated company and each outstanding right will convert into the right to acquire one-tenth of one share of New Space-Eyes common stock.

Following the Domestication, Merger Sub will merge with and into Space-Eyes, with Space-Eyes surviving the merger as a wholly owned subsidiary of the Company. In connection with the transaction, each outstanding share of Space-Eyes common stock will be converted into the right to receive shares of New Space-Eyes common stock based on the exchange ratio specified in the Business Combination Agreement. The transaction is based on an implied Company Equity Value of approximately $275.0 million and aggregate transaction consideration of 27,500,000 shares of New Space-Eyes common stock, subject to adjustments provided for in the Business Combination Agreement.

In addition, immediately prior to the closing of the Business Combination, the outstanding Space-Eyes convertible notes are expected to convert into shares of New Space-Eyes common stock at a conversion price of $5.50 per share pursuant to their existing terms. Upon consummation of the Business Combination, Space-Eyes will become the operating business of the combined public company.

The Business Combination Agreement also provides for the potential issuance of up to 8,000,000 earn-out shares of New Space-Eyes Common Stock (the “Earn-Out Shares”) upon the achievement of one or more earnout milestones from the beginning on the date of the BCA, July 30, 2026, the date of the Business Combination Agreement, and ending on the fifth anniversary of the Closing date (the “Earn-Out Period”). The earn out shares become issuable in three equal traches upon achievement of volume weighted average price thresholds of $12.50, $15.00 and $17.50 per share, respectively, over any twenty trading days within any thirty consecutive trading-day period. Any Earn-Out shares that remain unearned at the expiration of the Earn-Out Period will be forfeited and no longer issuable.

Concurrently with the execution of the Business Combination Agreement, Space-Eyes, the Company and certain investors entered into a Securities Purchase Agreement providing for senior secured convertible note financing with aggregate principal commitments of approximately $83.7 million and anticipated net proceeds of approximately $75.0 million. The financing contemplates an initial funding prior to the closing of the Business Combination and additional funding concurrent with the closing, subject to the satisfaction of specified conditions. The PIPE Notes bear interest at 10% per annum, mature in 2031 and are secured by a first-priority security interest in substantially all assets of Space-Eyes and, following closing, substantially all assets of the combined company.

The closing of the Business Combination remains subject to customary conditions, including approval by the Company’s shareholders and Space-Eyes stockholders, effectiveness of the Registration Statement on Form S-4, completion of the Domestication, continued Nasdaq listing approval and other customary closing conditions.

Management continues to devote substantially all of its efforts toward completing the proposed Space-Eyes Business Combination and related financing transactions. Professional fees, legal expenses, accounting costs and other transaction-related expenditures incurred during the period primarily relate to negotiation of transaction documents, preparation of SEC filings, financing arrangements and activities required to satisfy the conditions necessary to complete the proposed Business Combination.

Results of Operations and Known Trends or Future Events

As of September 30, 2026, we have neither engaged in any business operations nor generated any revenues. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering that closed on August 13, 2025, and following the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Space-Eyes Business Combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying a target business to acquire.

For the three months ended September 30, 2026, we had net income of $422,668. Net income was comprised of $1,628,693 of interest income on cash and U.S. Treasury bills held in the Trust Account, offset by $1,164,750 of general and administrative expenses, listing fee expense of $21,483, insurance expense of $17,014, and subscription expense of $2,778.

For the nine months ended September 30, 2026, we had net income of $2,608,299. Net income was comprised of $4,676,724 of interest income on cash and U.S. Treasury bills held in the Trust Account, offset by $1,946,633 of general and administrative expenses, listing fee expense of $63,516, insurance expense of $50,487, and subscription expense of $7,789.

For the three months ended September 30, 2025, we had net income of $602,427, comprised of interest income on the Trust Account of $951,679, offset by formation, general and administrative expenses of $327,697, listing fee expense of $12,308 and insurance expense of $9,247.

For the period from March 27, 2025 (inception) through September 30, 2025, we had net income of $539,006, comprised of interest income on the Trust Account of $951,679, offset by formation, general and administrative expenses of $391,118, listing fee expense of $12,308 and insurance expense of $9,247.

Liquidity and Capital Resources

We had cash of $432,720 and $1,663,042 and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively. We had working capital deficit of $371,467 as of September 30, 2026 and working capital of $1,655,718 as of December 31, 2025, respectively.

Our liquidity needs were satisfied prior to the completion of the Initial Public Offering through $25,000 paid by the sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and up to $185,000 in loans from our sponsor.

On August 13, 2025, the Company consummated the Initial Public Offering of 15,000,000 units at $10.00 per unit (the “Public Units”), generating proceeds of $150,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one right to receive one-tenth (1/10th) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”). On August 15, 2025, the Company’s underwriters exercised in full their over-allotment option to purchase an additional 2,250,000 Public Units. The over-allotment units were delivered to the underwriters in connection with the closing on August 19, 2025, generating an additional $22,500,000 of proceeds, which were deposited into the Trust Account.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 465,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters, at a price of $10.00 per unit, or $4,650,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). Of the $4,650,000 purchase price, $500,000 has not yet been received and is included in the balance sheet as a subscription note receivable, representative of the non-interest bearing, unsecured promissory note issued to the Sponsor.

Transaction costs amounted to $7,262,013, consisting of a $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting commissions, and $1,262,013 of other offering costs. Deferred underwriting commissions increased to $5,175,000 due to the underwriters’ full exercise of the over-allotment option on August 15, 2025.

A total of $172,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the proceeds from the exercise of the underwriters’ over-allotment option, and certain proceeds from the sale of the Private Placement Units was placed into the Trust Account. The proceeds held in the Trust Account will initially be invested only in cash held in a demand deposit account, U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding contingent, deferred underwriting commissions), to complete our initial business combination. We may withdraw interest for permitted withdrawals, including the payment of income or franchise (but not excise) taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Related Party Transactions

On April 9, 2025, the sponsor entered into a subscription agreement with the Company, paying $25,000, or approximately $0.004 per share, in exchange for the issuance of 6,543,103 founder shares to the sponsor. The sponsor transferred 200,000 founder shares to Clear Street in connection with the closing of the Initial Public Offering, for the amount of $0.004 per share. Clear Street also has the right to receive up to 229,008 Class B ordinary shares if the Lookback Price is less than $1.25. The “Lookback Price” is equal to the volume-weighted average price of the Class A ordinary shares (or the securities into which such shares have converted) for a 30-trading day period ending on the Release Date. The “Release Date” is the date that is the later of (i) the date that all contractual lock-ups on the founder shares have expired, and (ii) the date on which a resale registration statement relating to the founder shares (or proceeds thereof) has been declared effective by the SEC.

Our sponsor, McKinley Partners LLC, which we refer to as the “sponsor”, the underwriters, which we refer to as “Clear Street”, and Brookline Capital Markets, a division of Arcadia Securities, LLC, which we refer to as “Brookline”, committed to purchase an aggregate of 465,000 units, in a private placement at $10.00 per unit for a total purchase price of $4,650,000 (which includes $4,150,000 in cash and the Private Placement Units Note) at the closing of the Initial Public Offering. Of those 465,000 Private Placement Units, our sponsor agreed to purchase 420,000 Private Placement Units, Clear Street agreed to purchase 25,000 Private Placement Units, and Brookline agreed to purchase 20,000 Private Placement Units. The Private Placement Units are identical to the units sold in the Initial Public Offering, subject to certain limited exceptions as described below. Of the 420,000 Private Placement Units purchased by the sponsor, a total of 50,000 of those units were purchased by a non-interest bearing, unsecured promissory note that was issued to the sponsor simultaneously with the closing of the Initial Public Offering in the principal amount of $500,000 (the “Private Placement Units Note”), which we may draw down at any time and from time to time in our sole discretion. At the closing of our initial business combination, we will cancel the number of Private Placement Units proportional to the amount not drawn under the Private Placement Units Note and the Private Placement Units Note will be canceled.

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

Prior to or in connection with the completion of our initial business combination, there may be payment by the Company to our sponsor, officers or directors, or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from amounts held outside the Trust Account.

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

Contractual Obligations

The Company has $5,175,000 of deferred underwriting commissions relating to the Initial Public Offering as of September 30, 2026. The contingent deferred underwriting commissions will become due and payable from the funds held in the Trust Account only upon the completion of the Company’s initial Business Combination, subject to the provisions of the underwriting agreement. No unaudited quarterly operating data is included in this Quarterly Report on Form 10-Q as we have not conducted any business operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to the Company’s critical accounting estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Standards

Refer to Note 2 - Significant Accounting Policies in Part I. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

PART II - OTHER INFORMATION

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

For risks related to Space-Eyes and the Space-Eyes Business Combination, please see the Registration Statement on Form S-4/A filed with the SEC on October 5, 2026.

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

Simultaneously with the consummation of the Initial Public Offering, on August 13, 2025, we consummated the private sale of an aggregate of 465,000 Private Placement Units to the Sponsor and the underwriters at a purchase price of $10.00 per unit, generating gross proceeds of $4,650,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We incurred transaction costs amounting to $7,262,013, consisting of a $1,500,000 cash underwriting fee, $4,500,000 of deferred underwriting commissions, and $1,262,013 of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the Initial Public Offering and simultaneous Private Placement, $150,000,000 ($10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

On August 15, 2025, the underwriters formally notified the Company that they would exercise their over-allotment option to the full extent of 2,250,000 Units at $10.00 per Unit, generating additional proceeds to the Company of $22,500,000. The Units were delivered to the underwriters in connection with the closing on August 19, 2025. The $22,500,000 of proceeds was placed in the Trust Account.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s Final Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2026

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

McKinley Acquisition Corporation

November 13, 2026	By:	/s/ Peter Wright
		Name:	Peter Wright
		Title:	Chief Executive Officer (Principal Executive Officer)

November 13, 2026	By:	/s/ Daphne Huang
		Name:	Daphne Huang
		Title:	Chief Financial Officer (Principal Financial Officer)